Form 10-Q
period 2024-06-30
Seaport Entertainment Group Inc.
filed 2024-08-22
CIK 2009684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-42113

Seaport Entertainment Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-0947924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

199 Water Street

28th Floor

New York, NY 10038

(Address of Principal Executive Offices)

(212) 732-8257

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.01 per share	SEG	NYSE American LLC

As of August 20, 2024, there were 5,521,884 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, those related to our future operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements and may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “would” and other statements of similar expression. These forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report.

Forward-looking statements include statements related to:

●	forecasts of our future economic performance;
●	our ability to operate as a stand-alone public company following our separation from Howard Hughes Holdings Inc. (“HHH”);
●	our ability to achieve the intended benefits from our separation from HHH;
●	our anticipated rights offering;
●	expected capital required for our operations and development opportunities for our properties;
●	impact of technology on our operations and business;
●	expected performance of our business;
●	expected commencement and completion for property developments;
●	estimates of our future liquidity, development opportunities, development spending and management plans; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

Some of the risks, uncertainties and other important factors that may affect future results or cause actual results to differ materially from those expressed or implied by forward-looking statements include:

●	risks related to our separation from, and relationship with, HHH;
●	macroeconomic conditions, such as volatility in the capital markets, inflation, rising interest rates and a prolonged recession or downturn in the national economy;
●	changes in discretionary consumer spending patterns or consumer tastes or preferences;
●	risks associated with our investments in real estate assets and trends in the real estate industry;
●	our ability to obtain operating and development capital on favorable terms, or at all, including our ability to obtain or refinance debt capital;
●	the availability of debt and equity capital;

●	our ability to renew our leases or re-lease available space;
●	our ability to compete effectively;
●	our ability to successfully identify, acquire, develop and manage properties on terms that are favorable to us;
●	the impact of uncertainty around, and disruptions to, our supply chain, including labor shortages and shipping delays;
●	risks related to the concentration of our properties in Manhattan and the Las Vegas area, including fluctuations in the regional and local economies and local real estate conditions;
●	extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business;
●	the impact of water and electricity shortages on our business;
●	the contamination of our properties by hazardous or toxic substances;
●	catastrophic events or geopolitical conditions, such as the COVID-19 pandemic and other public health crises, that may disrupt our business;
●	actual or threatened terrorist activity and other acts of violence, or the perception of a heightened threat of such events;
●	losses that are not insured or that exceed the applicable insurance limits;
●	risks related to disruption or failure of information technology networks and related systems—both ours and those operated and managed by third parties—including data breaches and other cybersecurity attacks;
●	our ability to attract and retain key personnel;
●	our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners, including joint venture partners;
●	the significant influence Pershing Square has over us, including pursuant to its rights under the Investor Rights Agreement and our Certificate of Incorporation; and
●	other risks and uncertainties described herein.

Although we presently believe that the plans, expectations and anticipated results expressed in or suggested by the forward-looking statements contained in this Quarterly Report are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. The forward-looking statements in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT ENTERTAINMENT DIVISION OF HOWARD HUGHES

Condensed Combined Balance Sheets

(Unaudited)

	June 30,	December 31,
in thousands	2024	2023
ASSETS
Buildings and equipment	$533,432	$528,299
Less: accumulated depreciation	(210,819)	(203,208)
Land	9,497	9,497
Developments	99,848	102,874
Net investment in real estate	431,958	437,462
Investments in unconsolidated ventures	36,396	37,459
Cash and cash equivalents	3,344	1,834
Restricted cash	42,232	42,011
Accounts receivable, net	11,282	13,672
Deferred expenses, net	4,246	4,379
Operating lease right-of-use assets, net	39,659	40,884
Other assets, net	40,978	39,112
Total assets	$610,095	$616,813

LIABILITIES
Mortgages payable, net	$155,075	$155,628
Operating lease obligations	47,876	48,153
Accounts payable and other liabilities	26,413	28,139
Total liabilities	229,364	231,920
Commitments and Contingencies (see Note 7)
EQUITY
Net parent investment	380,731	384,893
Total equity	380,731	384,893
Total liabilities and equity	$610,095	$616,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEAPORT ENTERTAINMENT DIVISION OF HOWARD HUGHES

Condensed Combined Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
in thousands	2024	2023	2024	2023
REVENUES
Sponsorships, events, and entertainment revenue	$18,651	$22,080	$22,831	$26,161
Hospitality revenue	8,914	9,734	12,918	14,956
Rental revenue	6,317	5,727	12,764	11,169
Other revenue	59	—	82	3
Total revenues	33,941	37,541	48,595	52,289

EXPENSES
Sponsorships, events, and entertainment costs	12,544	14,834	17,405	20,822
Hospitality costs	8,367	8,607	13,935	15,488
Operating costs	12,921	10,874	22,825	20,011
Provision for (recovery of) doubtful accounts	1,307	6	2,260	(13)
General and administrative	18,613	7,037	35,167	12,493
Depreciation and amortization	5,333	13,170	13,407	26,400
Other	—	(382)	—	21
Total expenses	59,085	54,146	104,999	95,222

OTHER
Other income (loss), net	(91)	(18)	(83)	3
Total other	(91)	(18)	(83)	3
Operating loss	(25,235)	(16,623)	(56,487)	(42,930)
Interest expense, net	(3,210)	(627)	(5,756)	(1,257)
Equity in losses from unconsolidated ventures	(6,552)	(10,896)	(16,832)	(21,716)
Loss before income taxes	(34,997)	(28,146)	(79,075)	(65,903)
Income tax (benefit) expense	—	—	—	—
Net loss	$(34,997)	$(28,146)	$(79,075)	$(65,903)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEAPORT ENTERTAINMENT DIVISION OF HOWARD HUGHES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
in thousands	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,075)	$(65,903)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	11,617	24,699
Amortization	1,790	1,701
Amortization of deferred financing costs	386	154
Straight-line rent amortization	(401)	(310)
Stock compensation expense	66	534
Other	—	1,178
Equity in losses from unconsolidated ventures and distributions	16,847	21,716
Provision for doubtful accounts	2,718	221
Net Changes:
Accounts receivable	173	(1,661)
Other assets, net	(3,443)	999
Deferred expenses, net	(80)	(150)
Accounts payable and other liabilities	10,253	8,911
Cash used in operating activities	(39,149)	(7,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Operating property improvements	(2,322)	(9,272)
Property development and redevelopment	(14,922)	(21,990)
Investments in unconsolidated ventures	(16,267)	(24,133)
Distributions from unconsolidated ventures	484	—
Cash used in investing activities	(33,027)	(55,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(940)	(895)
Net transfers from parent	74,847	49,477
Cash provided by financing activities	73,907	48,582

Net change in cash, cash equivalents and restricted cash	1,731	(14,724)
Cash, cash equivalents and restricted cash at beginning of period	43,845	66,713
Cash, cash equivalents and restricted cash at end of period	45,576	51,989

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	3,344	5,493
Restricted cash	42,232	46,496
Cash, cash equivalents and restricted cash at end of period	$45,576	$51,989

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$6,443	$5,247
Interest capitalized	667	4,205

NON-CASH TRANSACTIONS
Accrued property improvements, developments, and redevelopments	$(11,034)	$(1,780)
Capitalized stock compensation	319	367

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEAPORT ENTERTAINMENT DIVISION OF HOWARD HUGHES

Condensed Combined Statements of Equity

(Unaudited)

	Net parent
in thousands	investment	Total equity
Balance, March 31, 2024	$389,132	$389,132
Net loss	(34,997)	(34,997)
Net transfers from parent	26,596	26,596
Balance, June 30, 2024	$380,731	$380,731

Balance, March 31, 2023	$1,080,963	$1,080,963
Net loss	(28,146)	(28,146)
Net transfers from parent	27,477	27,477
Balance, June 30, 2023	$1,080,294	$1,080,294

Balance, December 31, 2023	$384,893	$384,893
Net loss	(79,075)	(79,075)
Net transfers from parent	74,913	74,913
Balance, June 30, 2024	$380,731	$380,731

Balance, December 31, 2022	$1,096,186	$1,096,186
Net loss	(65,903)	(65,903)
Net transfers from parent	50,011	50,011
Balance, June 30, 2023	$1,080,294	$1,080,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEAPORT ENTERTAINMENT DIVISION OF HOWARD HUGHES

Notes to Condensed Combined Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Summary of Significant Accounting Policies

Description of the Company On October 5, 2023, Howard Hughes Holdings Inc. (“HHH”) announced its intent to form a new division, the Seaport Entertainment division of Howard Hughes (“Seaport Entertainment division”), that includes HHH’s entertainment-related real estate assets and operations, which are primarily in New York and Las Vegas, including the Seaport neighborhood in Lower Manhattan (the “Seaport”), 250 Water Street, a one-acre development site directly adjacent to the Seaport, a 25% ownership stake in Jean-Georges Restaurants as well as other partnerships, the Las Vegas Aviators Triple-A Minor League Baseball team (the “Aviators”) and the Las Vegas Ballpark, and an interest in and to 80% of the air rights above the Fashion Show mall in Las Vegas.

HHH intended to separate the Seaport Entertainment division into a stand-alone publicly traded company, Seaport Entertainment Group Inc. (“SEG” or the “Company”), through the distribution of all of the outstanding shares of common stock of SEG to HHH’s stockholders on a pro rata basis in a distribution intended to be tax-free for U.S. federal income tax purposes, except for cash received in lieu of fractional shares of common stock (the “Separation”). On July 31, 2024, the Separation of the Company was completed. Under the terms of the Separation, each stockholder who held HHH common stock as of the close of business on July 29, 2024, the record date for the distribution, received one share of SEG common stock for every nine shares of HHH common stock held as of the close of business on such date. SEG common stock began trading on the NYSE American stock exchange on August 1, 2024, under the symbol “SEG”.

In connection with the Separation, on July 31, 2024, the Company entered into a separation and distribution agreement with HHH. On this date, the Company also entered into various other agreements that provide a framework for the Company’s relationship with HHH after the Separation, including a transition services agreement, an employee matters agreement, and a tax matters agreement. These agreements provide for the allocation between the Company and HHH of the assets, employees, services, liabilities, and obligations (including their respective investments, property and employee benefits and tax-related assets and liabilities) of HHH and its subsidiaries attributable to periods prior to, at and after the Separation and govern certain relationships between the Company and HHH after the Separation. Additionally, HHH contributed capital of $23.4 million to the Company prior to the Separation to support the operating, investing, and financing activities of the Company.

Also in connection with the Separation, on July 31, 2024, the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) with HHH, as lender. The Revolving Credit Agreement provides for a revolving commitment of $5.0 million, with an interest rate of 10.0% and a term of 1 year, which may be extended for an additional 6 months at the discretion of HHH. The Company does not currently have any outstanding borrowings under this agreement. The Company’s obligation under the Revolving Credit Agreement will be unsecured and the agreement provides for the mandatory prepayment of the revolving loans from the net proceeds of the Rights Offering and asset sales by the Company. The Revolving Credit Agreement requires the Company to comply with a number of customary covenants and includes customary provisions relating to the occurrence of events of default.

Further in connection with certain restructuring transactions to effectuate the Separation, on July 31, 2024, a subsidiary of the Company issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million (the “Series A Preferred Stock”) to HHH in exchange for the contribution by HHH of certain assets. The Series A Preferred Stock ranks senior to the Company’s interest in its subsidiary with respect to dividend rights and rights upon liquidation, dissolution and other considerations. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock is not redeemable by the Company prior to July 11, 2029 except under limited circumstances intended to preserve certain tax benefits for HHH, as defined in the subsidiary’s Amended and Restated Certificate of Incorporation designating the Series A Preferred Stock.

The Company expects to conduct a rights offering (the “Rights Offering”), in the form of a pro rata distribution at no charge to holders of our common stock of transferable subscription rights to purchase up to an aggregate of 7,000,000 shares of its common stock at a cash subscription price of $25 per whole share. In connection with the Rights Offering, the Company has entered into a backstop agreement with Pershing Square, which through investment funds advised by it, is our largest stockholder. Pursuant to that agreement Pershing Square has agreed to (i) exercise its pro rata subscription right with respect to the Rights Offering at a price of $25 per share of the Company’s common stock and (ii) purchase any shares not purchased upon the expiration of the Rights Offering at the Rights Offering price, up to $175 million in the aggregate. The backstop agreement could result in Pershing Square’s affiliated funds owning as much as approximately 72.3% of the Company’s common stock if no other stockholders participate in the Rights Offering.

Principles of Combination and Basis of Presentation The accompanying Unaudited Condensed Combined Financial Statements represent the assets, liabilities, and operations related to the Seaport Entertainment division of Howard Hughes to be transferred to Seaport Entertainment Group Inc. as well as the assets, liabilities and operations of Seaport Entertainment Group Inc. The results of Seaport Entertainment Group Inc. are referred to throughout these Unaudited Combined Financial Statements as “Seaport Entertainment Group”, “SEG”, “the Company”, “we”, “us” or “our”.

The accompanying Unaudited Condensed Combined Financial Statements have been prepared on a standalone basis derived from the consolidated financial statements and accounting records of HHH. These statements reflect the unaudited condensed combined historical results of operations, financial position, and cash flows of Seaport Entertainment Group in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The unaudited interim financial information included in this quarterly report on Form 10-Q (“Quarterly Report”) reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, financial position, equity, and cash flows for the periods presented. The information included in this Quarterly Report should be read in conjunction with our Combined Financial Statements and accompanying notes included in the Information Statement filed as Exhibit 99.1 to Amendment No. 5 to our Registration Statement on Form 10, as amended, filed with the Securities and Exchange Commission on July 23, 2024.

The Condensed Combined Balance Sheet information at December 31, 2023 was derived from annual audited financial statements but does not include all disclosures required by GAAP. The results of operations for the quarter and year-to-date period ended June 30, 2024, are not necessarily indicative of the results to be expected for other interim periods or the full year.

The Unaudited Condensed Combined Financial Statements are presented as if Seaport Entertainment Group had been carved out of HHH and had been combined for all periods presented. The Unaudited Condensed Combined Financial Statements include the attribution of certain assets and liabilities that have been held at HHH which are specifically identifiable or attributable to the Company. The assets and liabilities in the carve-out financial statements have been presented on a historical cost basis.

All significant intercompany transactions within the Company have been eliminated. All transactions between the Company and HHH are considered to be effectively settled in the Unaudited Condensed Combined Financial Statements at the time the transaction is recorded, other than transactions described in Note 12 – Related-Party Transactions that have historically been settled in cash. The total net effect of the settlement of these intercompany transactions is reflected in the Unaudited Condensed Combined Statements of Cash Flows as a financing activity and in the Unaudited Condensed Combined Balance Sheets as net parent investment.

These Unaudited Condensed Combined Financial Statements include expense allocations for: (1) certain support functions that are provided on a centralized basis within HHH, including, but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, facilities, and risk management; and (2) employee benefits and compensation, including stock-based compensation. These expenses have been allocated to the Company on the basis of direct time spent on Company projects where identifiable, with the remainder allocated on a basis of revenue, headcount, payroll costs, or other applicable measures. For an additional discussion and quantification of expense allocations, see Note 12 – Related-Party Transactions.

Management believes the assumptions underlying these Unaudited Condensed Combined Financial Statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. Nevertheless, the Unaudited Condensed Combined Financial Statements may not reflect the results of operations, financial position and cash flows had the Company been a standalone company during the periods presented. Actual costs that the Company may have incurred had it been a standalone company would depend on several factors, including the chosen organization structure, whether functions were outsourced or performed by its employees and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Debt obligations and related financing costs of HHH have not been included in the Unaudited Condensed Combined Financial Statements of the Company, because the Company’s business is not a party to the obligations between HHH and the debt holders. Further, the Company does not guarantee any of HHH’s debt obligations.

The income tax provision in the Unaudited Condensed Combined Statements of Operations has been calculated as if the Company was operating on a standalone basis and filed separate tax returns in the jurisdictions in which it operates. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the carve-out.

HHH maintains stock-based compensation plans at a corporate level. The Company’s employees participate in such plans and the portion of the cost of those plans related to the Company’s employees is included in the Unaudited Condensed Combined Statements of Operations. However, the Unaudited Condensed Combined Balance Sheets do not include any equity issued related to stock-based compensation plans.

The equity balance in these Unaudited Condensed Combined Financial Statements represents the excess of total assets over total liabilities, including intercompany balances between the Company and HHH (net parent investment).

Liquidity and Going Concern The Company historically managed liquidity risk by effectively managing its operations, capital expenditures, development and redevelopment activities, and cash flows, making use of a central treasury function and other shared services provided by HHH. The Company does not currently have, nor does it expect to generate from operations, adequate liquidity to fund its operations for the next twelve months. To mitigate such conditions, HHH contributed capital of $23.4 million to the Company on July 31, 2024, prior to the Separation to support the operating, investing, and financing activities of the Company. The Company also expects to receive gross proceeds of $175.0 million in the Rights Offering and have additional access to liquidity up to $5.0 million under the Revolving Credit Agreement.

Management believes that cash on hand and the contribution of $23.4 million of cash by HHH pursuant to the separation and distribution agreement and the capital that will be raised from the Rights Offering, along with amounts available under the Revolving Credit Agreement, will provide sufficient liquidity to meet the Company’s projected obligations for at least twelve months.

The Unaudited Combined Financial Statements for the Company have been prepared on the basis of accounting policies applicable to a going concern. The going concern basis presumes that for the foreseeable future, funds will be available to finance future operations and that the realization of assets and settlement of liabilities, contingent obligations and commitments will occur in the ordinary course of business.

Use of Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, capitalization of development costs, provision for income taxes, future cash flows used in impairment analysis and fair value used in impairment calculations, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets acquired and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs. Actual results could differ from these and other estimates.

Cash and Cash Equivalents Cash and cash equivalents consist of highly liquid investments with maturities at date of purchase of three months or less and deposits with major banks throughout the United States. Such deposits are in excess of FDIC limits and are placed with high-quality institutions in order to minimize the concentration of counterparty credit risk.

Restricted Cash Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to development activity at 250 Water Street and other amounts related to payment of principal and interest on the Company’s outstanding mortgages payable. In August 2024, following the final resolution of the 250 Water Street litigation, the escrow amount of $40 million related to 250 Water Street was released to the City of New York. See Note 7 – Commitments and Contingencies for additional information on the 250 Water Street litigation.

Accounts Receivable, net Accounts receivable includes tenant receivables, straight-line rent receivables, and other receivables. On a quarterly basis, management reviews tenant receivables and straight-line rent assets for collectability. As required under ASC 842 Leases (ASC 842), this analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions, and changes in customer payment trends. When full collection of a lease receivable or future lease payment is not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. The Company also records reserves for estimated losses under ASC 450 Contingencies (ASC 450) if the estimated losses are probable and can be reasonably estimated.

Other receivables are primarily related to short-term trade receivables. The Company is exposed to credit losses through the sale of goods and services to customers. As required under ASC 326 Financial Instruments – Credit Losses (ASC 326), the Company assesses its exposure to credit loss related to these receivables on a quarterly basis based on historical collection experience and future expectations by portfolio. As of June 30, 2024, and December 31, 2023, there were no material past due receivables and there have been no material write-offs or recoveries of amounts previously written-off.

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Unaudited Condensed Combined Balance Sheets as of:

	June 30,	December 31,
in thousands	2024	2023
Tenant receivables	$1,665	$875
Straight-line rent receivables	3,394	3,353
Other receivables	6,223	9,444
Accounts receivable, net (a)	$11,282	$13,672
(a)	As of June 30, 2024, and December 31, 2023, the total reserve balance was $2.3 million and $1.4 million, respectively.

The following table summarizes the impacts of the collectability reserves in the accompanying Unaudited Condensed Combined Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
in thousands	2024	2023	2024	2023
Statements of Operations Location
Rental revenue	$401	$310	$457	$182
Provision for (recovery of) doubtful accounts	1,307	6	2,260	(13)
Total (income) expense impact	$1,708	$316	$2,717	$169

As of June 30, 2024, one related party had an accounts receivable balance of $1.1 million, which represented approximately 10.1% of the Company’s accounts receivable. See Note 12 – Related-Party Transactions for additional information.

As of December 31, 2023, two customers had an accounts receivable balance of $2.1 million and $1.7 million, which represented approximately 15.1% and 12.2% of the Company’s accounts receivable balance, respectively. Additionally, one related party had an accounts receivable balance of $3.1 million, which represented approximately 22.8% of the Company’s accounts receivable. See Note 12 – Related-Party Transactions for additional information.

2. Investments in Unconsolidated Ventures

In the normal course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with businesses that operate at the Company’s real estate assets and other entertainment-related investments. The Company does not consolidate the investments in the periods presented below as it does not have a controlling financial interest in these ventures. As such, the Company primarily reports its interests in accordance with the equity method. Additionally, the Company evaluates its equity method investments for significance in accordance with Regulation S-X, Rule 3-09 and Regulation S-X, Rule 4-08(g) and presents separate annual financial statements or summarized financial information, respectively, as required by those rules.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings (Losses)/ Dividends
					Three months ended		Six months ended
	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
in thousands except percentages	2024	2023	2024	2023	2024	2023	2024	2023
Equity Method Investments
The Lawn Club (b)	50%	50%	$5,597	$1,266	$489	$—	$36	$—
Ssäm Bar (c)	—%	50%	—	—	—	(105)	—	(503)
Tin Building by Jean-Georges (b) (d)	65%	65%	6,539	11,658	(7,057)	(10,649)	(16,718)	(20,857)
Jean-Georges Restaurants	25%	25%	14,260	14,535	16	(142)	(150)	(356)
			26,396	27,459	(6,552)	(10,896)	(16,832)	(21,716)
Other equity investments (e)			10,000	10,000	—	—	—	—
Investments in unconsolidated ventures			$36,396	$37,459	$(6,552)	$(10,896)	$(16,832)	$(21,716)
(a)	Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)	For these equity method investments, various provisions in the venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and preferred returns may result in the Company’s economic interest differing from its stated interest or final profit-sharing interest. For these investments, the Company recognizes income or loss based on the venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing interest.
(c)	The Ssäm Bar joint venture was liquidated in May 2024. Refer to discussion below for additional details.
(d)	Classified as a VIE; however, the Company is not the primary beneficiary and accounts for its investment in accordance with the equity method. Refer to discussion below for additional information.
(e)	Other equity investments represent investments not accounted for under the equity method. As of June 30, 2024, Other equity investments consist of $10.0 million of warrants, which represents cash paid by the Company for the option to acquire additional ownership interest in Jean-Georges Restaurants. The Company elected the measurement alternative as this investment does not have readily determinable fair value. There was no impairment, or upward or downward adjustment to the carrying amount of this security either during the current year, or cumulatively. Refer to discussion below for additional detail.

The Lawn Club In 2021, the Company formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (“Endorphin Ventures”), to construct and operate an immersive indoor and outdoor restaurant that includes an extensive area of indoor grass, a stylish clubhouse bar, and a wide variety of lawn games. This concept opened in the fourth quarter of 2023. Under the terms of the initial agreement, the Company funded 80% of the cost to construct the restaurant, and

Endorphin Ventures contributed the remaining 20%. In October 2023, the members executed an amended LLC agreement, in which the Company will fund 90% of any remaining capital requirements, and Endorphin Ventures will contribute 10%. The Company recognizes its share of income or loss based on the joint venture distribution priorities, which could fluctuate over time. Upon the return of each member’s contributed capital and a preferred return to the Company, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest. The Company also entered into a lease agreement with HHC Lawn Games, LLC pursuant to which the Company agreed to lease 20,000 square feet of the Fulton Market Building to this venture.

Ssäm Bar In 2016, the Company formed Pier 17 Restaurant C101, LLC (“Ssäm Bar”) with MomoPier, LLC (“Momofuku”) to construct and operate a restaurant and bar at Pier 17 in the Seaport, which opened in 2019. The Company recognized its share of income or loss based on the joint venture’s distribution priorities, which could fluctuate over time. The Ssäm Bar restaurant closed during the third quarter of 2023, and the venture was liquidated in May 2024. The Company received a liquidating distribution of its share of the venture’s remaining assets during the third quarter of 2024.

Tin Building by Jean-Georges In 2015, the Company, together with VS-Fulton Seafood Market, LLC (“Fulton Partner”), formed Fulton Seafood Market, LLC (“Tin Building by Jean-Georges”) to operate a 53,783 square foot culinary marketplace in the historic Tin Building. The Fulton Partner is a wholly owned subsidiary of Jean-Georges Restaurants. The Company purchased a 25% interest in Jean-George Restaurants in March 2022 as discussed below.

The Company owns 100% of the Tin Building and leased 100% of the space to the Tin Building by Jean-Georges joint venture. Throughout this information statement, references to the Tin Building relate to the Company’s 100% owned landlord operations and references to the Tin Building by Jean-Georges refer to the hospitality business in which the Company has an equity ownership interest. The Company, as landlord, funded 100% of the development and construction of the Tin Building. Under the terms of the Tin Building by Jean-Georges LLC agreement, the Company contributes the cash necessary to fund pre-opening, opening and operating costs of the Tin Building by Jean-Georges. The Fulton Partner is not required to make any capital contributions. The Tin Building was completed and placed in service during the third quarter of 2022 and the Tin Building by Jean-Georges culinary marketplace began operations in the third quarter of 2022. Based on capital contribution and distribution provisions for the Tin Building by Jean-Georges, the Company currently receives substantially all of the economic interest in the venture. Upon return of the Company’s contributed capital and a preferred return to the Company, distribution and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest.

As of June 30, 2024, the Tin Building by Jean-Georges is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company further concluded that it is not the primary beneficiary of the VIE as it does not have the power to direct the restaurant-related activities that most significantly impact its economic performance. As the Company is unable to quantify the maximum amount of additional capital contributions that may be funded in the future associated with this investment, the Company’s maximum exposure to loss is currently equal to the $6.5 million carrying value of the investment as of June 30, 2024. The Company funded capital contributions of $11.6 million for the six months ended June 30, 2024, and $48.1 million for the year ended December 31, 2023.

The Company’s investment in the Tin Building by Jean-Georges meets the threshold for disclosure of summarized financials for the six months ended June 30, 2024, and 2023. Relevant financial statement information is summarized as follows:

	June 30,	December 31,
in thousands	2024	2023
Balance Sheet
Total Assets	$91,645	$96,555
Total Liabilities	83,924	83,716
Total Equity	$7,721	$12,839

	Three months ended		Six months ended
	June 30,		June 30,
in thousands	2024	2023	2024	2023
Income Statement
Revenues	$8,528	$8,270	$15,066	$15,223
Gross Margin	5,879	5,402	9,926	9,742
Net Loss	$(7,057)	$(10,649)	$(16,718)	$(20,857)

Jean-Georges Restaurants In March 2022, the Company acquired a 25% interest in JG Restaurant HoldCo LLC (“Jean-Georges Restaurants”) for $45.0 million from JG TopCo LLC (“Jean-Georges”). Jean-Georges Restaurants currently has over 40 hospitality offerings and a pipeline of new concepts. The Company accounts for its ownership interest in accordance with the equity method and recorded its initial investment at cost, inclusive of legal fees and transaction costs. Under the terms of the current operating agreement, all cash distributions and the recognition of income-producing activities will be pro rata based on stated ownership interest.

Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. Per the warrant agreement, the $10.0 million is to be used for working capital of Jean-Georges Restaurants. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation and will expire on March 2, 2026. As of June 30, 2024, this warrant had not been exercised. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges.

Creative Culinary Management Company, LLC (“CCMC”), a wholly owned subsidiary of Jean-Georges Restaurants, provides management services for certain retail and food and beverage businesses that the Company owns, either wholly or through partnerships with third parties. Pursuant to the various management agreements, CCMC is responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as the day-to-day operations and accounting for the food and beverage operations.

3. Impairment

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment or disposal of long-lived assets in accordance with ASC 360 Property, Plant, and Equipment (ASC 360) requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return. No impairment charges were recorded during the three and six months ended June 30, 2024 and 2023.

The Company evaluates each investment in an unconsolidated venture discussed in Note 2 – Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded during the three and six months ended June 30, 2024 and 2023.

4. Other Assets and Liabilities

Other Assets, net The following table summarizes the significant components of Other assets, net:

	June 30,	December 31,
in thousands	2024	2023
Intangibles	$18,957	$20,534
Security and other deposits	14,189	14,190
Food and beverage and merchandise inventory	2,863	2,718
Prepaid expenses	4,969	1,524
Other	—	146
Other assets, net	$40,978	$39,112

Accounts Payable and Other Liabilities The following table summarizes the significant components of Accounts payable and other liabilities:

	June 30,	December 31,
in thousands	2024	2023
Deferred income	$11,956	$4,030
Accounts payable and accrued expenses	6,669	4,285
Construction payables	1,444	12,477
Accrued payroll and other employee liabilities	3,829	4,885
Accrued interest	968	1,000
Tenant and other deposits	1,408	554
Other	139	908
Accounts payable and other liabilities	$26,413	$28,139

5. Mortgages Payable, Net

Mortgages Payable Mortgages payable, net are summarized as follows:

	June 30,	December 31,
in thousands	2024	2023
Fixed-rate debt
Secured mortgages payable	$42,050	$42,990
Variable-rate debt
Secured mortgages payable	115,000	115,000
Unamortized deferred financing costs	(1,975)	(2,362)
Mortgages payable, net	$155,075	$155,628

As of June 30, 2024, land, buildings and equipment, developments, and other collateral with an aggregate net book value of $197.4 million have been pledged as collateral for the Company’s debt obligations. Secured mortgages payable are without recourse to the Company and HHH at June 30, 2024.

Secured Mortgages Payable The Company’s outstanding mortgages are collateralized by certain of the Company’s real estate assets. The Company’s fixed-rate debt obligation requires semi-annual installments of principal and interest, and the Company’s variable-rate debt requires monthly installments of only interest. As of June 30, 2024, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development.

The following table summarizes the Company’s Secured mortgages payable:

	June 30, 2024			December 31, 2023
		Interest			Interest
$in thousands	Principal	Rate	Maturity Date	Principal	Rate	Maturity Date
Fixed rate (a)	$42,050	4.92%	December 15, 2039	$42,990	4.92%	December 15, 2039
Variable rate (b)	115,000	9.21%	September 1, 2026	115,000	9.21%	September 1, 2026
Secured mortgages payable	$157,050			$157,990
(a)	The Company has one fixed-rate debt obligation as of June 30, 2024, and December 31, 2023. The interest rate presented is based upon the coupon rate of the debt.
(b)	The Company has one variable-rate debt obligation as of June 30, 2024, and December 31, 2023. The interest rate presented is based on the applicable reference interest rate as of June 30, 2024, and December 31, 2023.

During the six months ended June 30, 2024, the Company’s mortgage activity included repayments of $0.9 million and there were no refinancings or additional draws.

In connection with the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced, with HHH paying down $53.7 million of the outstanding principal balance and SEG refinancing the remaining $61.3 million at an interest rate of SOFR plus a margin of 4.5% and scheduled maturity date of July 1, 2029.

6. Fair Value

ASC 820 Fair Value Measurement (ASC 820), emphasizes that fair value is a market-based measurement that should be determined using assumptions market participants would use in pricing an asset or liability. The standard establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets or liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the asset or liability. Assets or liabilities with readily available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

		June 30, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
in thousands	Hierarchy	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and Restricted cash	Level 1	$45,576	$45,576	$43,845	$43,845
Accounts receivable, net (a)	Level 3	11,282	11,282	13,672	13,672
Liabilities:
Fixed-rate debt (b)	Level 2	42,050	36,551	42,990	38,906
Variable-rate debt (b)	Level 2	$115,000	$115,000	115,000	115,000
(a)	Accounts receivable, net is shown net of an allowance of $2.3 million at June 30, 2024 and $1.4 million at December 31, 2023, respectively. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
(b)	Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash and Accounts receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the SOFR or U.S. Treasury obligation interest rates as of

June 30, 2024. Refer to Note 5 - Mortgages Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amount for the Company’s variable-rate debt approximates fair value given that the interest rate is variable and adjusts with current market rates for instruments with similar risks and maturities.

7. Commitments and Contingencies

Litigation In the normal course of business, from time to time, the Company is involved in legal proceedings relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from normal course of business legal actions are not expected to have a material effect on the Company’s combined financial position, results of operations, or liquidity.

250 Water Street In 2021, the Company received the necessary approvals for its 250 Water Street development project, which includes a mixed-use development with affordable and market-rate apartments, community-oriented spaces, and office space. In May 2021, the Company received approval from the New York City Landmarks Preservation Commission (“LPC”) on its proposed design for the 250 Water Street site. The Company received final approvals in December 2021 through the New York City Uniform Land Use Review Procedure known as ULURP, which allowed the necessary transfer of development rights to the parking lot site. The Company began initial foundation and voluntary site remediation work in the second quarter of 2022 and completed remediation work in December 2023.

The Company has prevailed in various lawsuits filed in 2021 and 2022 challenging the development approvals in order to prevent construction of this project.

A separate lawsuit was filed in July 2022 again challenging the Landmarks Preservation Commission approval. In January 2023, a Court ruled in favor of the petitioners vacating the Certificate of Appropriateness (“COA”) issued by the LPC. The Company immediately appealed this decision to the New York State Supreme Court’s Appellate Division and on June 6, 2023, an Appellate Division panel of five judges unanimously reversed the lower Court’s decision, reinstating the COA. Subsequently, on June 29, 2023, petitioners filed a motion requesting reargument or, in the alternative, permission to appeal the decision of the Appellate Division to the New York State Court of Appeals. On August 31, 2023, the Appellate Division denied petitioners’ motion in full. Subsequently, petitioners filed a motion in the Court of Appeals for permission to appeal to that court. On May 21, 2024, the Court of Appeals denied this motion. The petitioners have no options for further appeal and the judgment is final.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net, and Operating lease obligations on the Unaudited Condensed Combined Balance Sheets. See Note 10 – Leases for additional information. Contractual rental expense was $1.6 million for the three months ended June 30, 2024 and 2023, and $3.7 million for the six months ended June 30, 2024, and 2023. The amortization of straight‑line rents included in the contractual rent amount was $0.6 million for the three months ended June 30, 2024 and 2023, and $1.2 million for the six months ended June 30, 2024, and 2023.

8. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The Company generated operating losses in the interim periods presented. The income tax benefit recognized related to this loss was zero for the three and six months ended June 30, 2024, and 2023, after an assessment of the available positive and negative evidence, which causes the Company’s effective tax rate to deviate from the federal statutory rate.

9. Revenues

Revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following presents the Company’s revenues disaggregated by revenue source:

	Three months ended June 30,		Six months ended June 30,
in thousands	2024	2023	2024	2023
Revenues from contracts with customers
Recognized at a point in time or over time
Sponsorships, events, and entertainment revenue	$18,651	$22,080	$22,831	$26,161
Other revenue	59	—	82	3
Total	18,710	22,080	22,913	26,164

Recognized at a point in time
Hospitality revenue	8,914	9,734	12,918	14,956

Rental and lease-related revenues
Rental revenue	6,317	5,727	12,764	11,169
Total revenues	$33,941	$37,541	$48,595	$52,289

Contract Assets and Liabilities Contract assets are the Company’s right to consideration in exchange for goods or services that have been transferred to a customer, excluding any amounts presented as a receivable. Contract liabilities are the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration.

There were no contract assets for the periods presented. The contract liabilities primarily relate to deferred Aviators and Seaport concert series ticket sales and sponsorship revenues. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

Contract
in thousands	Liabilities
Balance at December 31, 2022	$4,740
Consideration earned during the period	(19,112)
Consideration received during the period	25,887
Balance at June 30, 2023	$11,515

Balance at December 31, 2023	$3,707
Consideration earned during the period	(18,104)
Consideration received during the period	26,110
Balance at June 30, 2024	$11,713

Remaining Unsatisfied Performance Obligation The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of the 2024 Aviators baseball season and 2024 concert series, as well as performance under various sponsorship agreements. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations from contracts with customers as of June 30, 2024, is $24.1 million. The Company expects to recognize this amount as revenue over the following periods:

	Less than 1		3 years and
in thousands	year	1-2 years	thereafter
Total remaining unsatisfied performance obligations	$13,938	$3,708	$6,476

The Company’s remaining performance obligations are adjusted to reflect any known contract cancellations, revisions to customer agreements, and deferrals, as appropriate.

During the three months ended June 30, 2024, and 2023, no customers accounted for greater than 10% of the Company’s revenue.

During the six months ended June 30, 2024, and 2023, revenue from one customer accounted for approximately 12.0% and 11.6% of the Company’s total revenue, respectively, through a related-party transaction. See Note 12 – Related-Party Transactions for additional information.

10. Leases

Lessee Arrangements The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net, and Operating lease obligations on the Unaudited Condensed Combined Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases. The Company elected the practical expedient to not separate lease components from non-lease components of its lease agreements for all classes of underlying assets. Certain of the Company’s lease agreements include non-lease components such as fixed common area maintenance charges. The Company applies Leases (Topic 842) to the single combined lease component.

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The majority of the Company’s leases have remaining lease terms ranging from less than two years to approximately 50 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases various buildings and office space constructed on its ground leases to third parties.

The Company’s leased assets and liabilities are as follows:

	June 30,	December 31,
in thousands	2024	2023
Assets
Operating lease right-of-use assets, net	$39,659	$40,884
Liabilities
Operating lease obligations	$47,876	$48,153

The components of lease expense are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
in thousands	2024	2023	2024	2023
Operating lease cost	$1,548	$1,522	$3,095	$3,044
Variable lease cost	67	76	620	694
Total lease cost	$1,615	$1,598	$3,715	$3,738

Future minimum lease payments as of June 30, 2024, are as follows:

in thousands	Operating Leases
Remainder of 2024	$2,174
2025	4,375
2026	3,416
2027	2,749
2028	2,808
Thereafter	234,042
Total lease payments	249,564
Less: imputed interest	(201,688)
Present value of lease liabilities	$47,876

Other information related to the Company’s lessee agreements is as follows:

Supplemental Unaudited Condensed Combined Statements of Cash Flows Information	Six months ended June 30,
in thousands	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$2,147	$2,118

	June 30,	June 30,
Other Information	2024	2023
Weighted-average remaining lease term (years)
Operating leases	45.5	44.9
Weighted-average discount rate
Operating leases	7.8%	7.5%

Lessor Arrangements The Company receives rental income from the leasing of retail, office, multi-family, and other space under operating leases, as well as certain variable tenant recoveries. Operating leases for our retail, office, and other properties are with a variety of tenants and have a remaining average term of approximately seven years. Lease terms generally vary among tenants and may include early termination options, extension options, and fixed rental rate increases or rental rate increases based on an index. Multi-family leases generally have a term of 12 months or less. The Company elected the practical expedient to not separate lease components from non-lease components of its lease agreements for all classes of underlying assets. Minimum rent revenues related to operating leases are as follows:

	Three months ended June 30,		Six months ended June 30,
in thousands	2024	2023	2024	2023
Total minimum rent payments	$5,261	$3,760	$10,422	$8,544

Total future minimum rents associated with operating leases are as follows as of June 30, 2024:

Total Minimum
in thousands	Rent
Remainder of 2024	$10,584
2025	21,859
2026	19,477
2027	19,603
2028	19,701
Thereafter	106,223
Total	$197,447

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues reported on the Unaudited Condensed Combined Statements of Operations also include amortization related to above and below‑market tenant leases on acquired properties.

11. Segments

The Company has three business segments that offer different products and services. The Company’s three segments are managed separately as each requires different operating strategies or management expertise. Adjusted EBITDA is used to assess operating results for each of the Company’s business segments. The Company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, equity in earnings (losses) from unconsolidated ventures, general and administrative expenses, and other expenses. The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur.

All operations are within the United States. The Company’s reportable segments are as follows:

●	Landlord Operations – consists of the Company’s rental operations associated with over 478,000 square feet of properties situated in three primary locations at the Seaport in New York, New York: Pier 17, Historic Area/Uplands, and Tin Building, as well as the 250 Water Street development.
●	Hospitality – consists of restaurant and retail businesses in the Historic District and Pier 17 that are owned, either wholly or through joint ventures, and operated by the Company or through license and management agreements, and also includes the equity interest in Jean-Georges Restaurants.
●	Sponsorships, Events, and Entertainment – consists of baseball operations of the Aviators and Las Vegas Ballpark along with sponsorships, events, and other revenue generated at the Seaport in New York, New York.

Segment operating results are as follows:

			Sponsorships,
	Landlord		Events, and
in thousands	Operations	Hospitality	Entertainment	Total
Three months ended June 30, 2024
Total revenues	$6,376	$8,914	$18,651	$33,941
Total segment expenses	(10,167)	(9,600)	(15,463)	(35,230)
Segment Adjusted EBITDA	(3,791)	(686)	3,188	(1,289)
Depreciation and amortization				(5,333)
Interest expense, net				(3,210)
Equity in losses from unconsolidated ventures				(6,552)
Corporate expenses and other items				(18,613)
Loss before income taxes				(34,997)
Income tax benefit (expense)				—
Net loss				$(34,997)

Three months ended June 30, 2023
Total revenues	$5,727	$9,734	$22,080	$37,541
Total segment expenses	(8,171)	(9,664)	(16,504)	(34,339)
Segment Adjusted EBITDA	(2,444)	70	5,576	3,202
Depreciation and amortization				(13,170)
Interest expense, net				(627)
Equity in losses from unconsolidated ventures				(10,896)
Corporate expenses and other items				(6,655)
Loss before income taxes				(28,146)
Income tax benefit (expense)				—
Net loss				$(28,146)

			Sponsorships,
	Landlord		Events, and
in thousands	Operations	Hospitality	Entertainment	Total
Six months ended June 30, 2024
Total revenues	$12,846	$12,918	$22,831	$48,595
Total segment expenses	(18,628)	(15,820)	(22,060)	(56,508)
Segment Adjusted EBITDA	(5,782)	(2,902)	771	(7,913)
Depreciation and amortization				(13,407)
Interest expense, net				(5,756)
Equity in losses from unconsolidated ventures				(16,832)
Corporate expenses and other items				(35,167)
Loss before income taxes				(79,075)
Income tax benefit (expense)				—
Net loss				$(79,075)

Six months ended June 30, 2023
Total revenues	$11,172	$14,956	$26,161	$52,289
Total segment expenses	(15,640)	(17,243)	(23,422)	(56,305)
Segment Adjusted EBITDA	(4,468)	(2,287)	2,739	(4,016)
Depreciation and amortization				(26,400)
Interest expense, net				(1,257)
Equity in losses from unconsolidated ventures				(21,716)
Corporate expenses and other items				(12,514)
Loss before income taxes				(65,903)
Income tax benefit (expense)				—
Net loss				$(65,903)

The following represents assets by segment and the reconciliation of total segment assets to Total assets in the Unaudited Condensed Combined Balance Sheets as of:

	June 30,	December 31,
in thousands	2024	2023
Landlord Operations	$408,199	$411,871
Hospitality	63,895	64,816
Sponsorships, Events, and Entertainment	130,504	135,121
Total segment assets	602,598	611,808
Corporate	7,497	5,005
Total assets	$610,095	$616,813

12. Related-Party Transactions

The Company has not historically operated as a standalone business and has various relationships with HHH whereby HHH provides services to the Company. The Company also engages in transactions with CCMC and generates rental revenue by leasing space to equity method investees, which are related parties, as described below.

Net Transfers from Parent As discussed in Note 1 – Summary of Significant Accounting Policies in the basis of presentation section and below, net parent investment is primarily impacted by allocation of expenses for certain services related to shared functions provided by HHH and contributions from HHH which are the result of net funding provided by or distributed to HHH. The components of net parent investment are:

	Three months ended		Six months ended
	June 30,		June 30,
in thousands	2024	2023	2024	2023
Net transfers from Parent as reflected in the Unaudited Condensed Combined Statements of Cash Flows	$27,188	$27,235	$74,847	$49,477
Non-cash stock compensation expense	(592)	242	66	534
Net transfers from Parent as reflected in the Unaudited Condensed Combined Statements of Equity	$26,596	$27,477	$74,913	$50,011

Corporate Overhead and Other Allocations HHH provides the Company certain services, including (1) certain support functions that are provided on a centralized basis within HHH, including, but not limited to executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Unaudited Condensed Combined Financial Statements reflect an allocation of these costs. When specific identification or a direct attribution of costs based on time incurred for the Company’s benefit is not practicable, a proportional cost method is used, primarily based on revenue, headcount, payroll costs or other applicable measures.

The allocation of expenses, net of amounts capitalized, from HHH to the Company were reflected as follows in the Unaudited Condensed Combined Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
in thousands	2024	2023	2024	2023
Operating costs	321	148	521	281
General and administrative	3,568	3,630	6,994	6,457
Other income, net	(8)	(7)	(16)	(15)
Total	3,881	3,771	7,499	6,723

Allocated expenses recorded in operating costs, general and administrative expenses, and other income, net in the table above primarily include the allocation of employee benefits and compensation costs, including stock compensation expense, as well as overhead and other costs for shared support functions provided by HHH on a centralized basis. Operating costs as provided in the table above include immaterial expenses recorded to hospitality costs and sponsorships, events, and entertainment costs with the remainder recorded to operating costs. During the six months ended June 30, 2024, the Company capitalized costs of $0.3 million and $0.2 million that were incurred by HHH for the Company’s benefit in Developments and Buildings and equipment, respectively. During the six months ended June 30, 2023, the Company capitalized costs of $1.0 million and $0.2 million that were incurred by HHH for the Company’s benefit in Developments and Building and equipment, respectively.

The financial information herein may not necessarily reflect the combined financial position, results of operations, and cash flows of the Company in the future or what they would have been had the Company been a separate, standalone entity during the periods presented. Management believes that the methods used to allocate expenses to the Company are reasonable; however, the allocations may not be indicative of actual expenses that would have been incurred had the Company operated as an independent, publicly traded company for the periods presented. Actual costs that the Company may have incurred had it been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by the Company employees and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Unless otherwise stated, these intercompany transactions between the Company and HHH have been included in these Unaudited Condensed Combined Financial Statements and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Unaudited Condensed Combined Statements of Cash Flows as a financing activity and in the Unaudited Condensed Combined Balance Sheets as net parent investment.

Stock Compensation The Company’s employees participate in HHH’s stock-compensation plan and the Company is allocated a portion of stock compensation expense based on the services provided to the Company. The non-cash stock compensation expense (income) for employee services directly attributable to the Company totaled ($0.6) million for the three months ended June 30, 2024, and $0.1 million for the six months ended June 30, 2024, compared to $0.2 million for the three months ended June 30, 2023, and $0.5 million for the six months ended June 30, 2023, and is included within general and administrative expenses in the Unaudited Condensed Combined Statements of Operations and included in the table above. These expenses are presented net of ($0.1) million and $0.1 million capitalized to development projects during the three months ended June 30, 2024, and 2023, respectively, and $0.3 million and $0.3 million capitalized to development projects during the six months ended June 30, 2024, and 2023, respectively. The $0.6 million of stock compensation income recognized in the three months ended June 30, 2024, is due to forfeitures of stock awards during the current period and the reversal of previously recognized expense. Employee benefits and compensation expense, including stock-based compensation expense, related to the HHH employees who provide shared services to the Company have also been allocated to the Company and is recorded in general and administrative expenses in the Unaudited Condensed Combined Statements of Operations and included in the table above.

Related-party Management Fees HHH provides management services to the Company for managing its real estate assets and the Company reimburses HHH for expenses incurred and pays HHH a management fee for services provided. The amounts outstanding pursuant to the management fee agreement between the Company and HHH are cash settled each month and are reflected in the Unaudited Condensed Combined Balance Sheets as related-party payables to the extent unpaid as of each balance sheet date. During the six months ended June 30, 2024, and 2023, the Unaudited Condensed Combined Balance Sheets reflects immaterial outstanding payables due to HHH with respect to the landlord management fees. These landlord management fees amounted to $0.1 million for the three months ended June 30, 2024, and 2023, and $0.2 million for the six months ended June 30, 2024, and 2023.

As discussed in Note 2 – Investments in Unconsolidated Ventures, CCMC, a wholly owned subsidiary of Jean-Georges Restaurants, which is a related party of the Company, also provides management services for certain of the Company’s retail and food and beverage businesses, either wholly owned or through partnerships with third parties. The Company’s businesses managed by CCMC include, but are not limited to, locations such as The Tin Building by Jean-Georges, The Fulton, and Malibu Farm. Pursuant to the various management agreements, CCMC is responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as the day-to-day operations and accounting for the food and beverage operations. As of June 30, 2024, and December 31, 2023, the Unaudited Condensed Combined Balance Sheets reflect receivables for funds provided to CCMC to fund operations of $2.1 million and $1.2 million, respectively and accounts payable of $0.4 million and $0.2 million, respectively due to CCMC with respect to reimbursable expenses to be funded by the Company. The Company’s related-party management fees due to CCMC amounted to $0.6 million during the three months ended June 30, 2024, and $1.1 million during the six months ended June 30, 2024, compared to $0.6 million during the three months ended June 30, 2023, and $1.1 million during the six months ended June 30, 2023.

Related-party Rental Revenue  The Company owns the real estate assets that are leased by Lawn Club and the Tin Building by Jean-Georges. As discussed in Note 2 – Investments in Unconsolidated Ventures, the Company owns a noncontrolling interest in these ventures and accounts for its interests in accordance with the equity method.

As of June 30, 2024, and December 31, 2023, the Unaudited Condensed Combined Balance Sheets reflect accounts receivable of $1.5 million and $0.1 million, respectively, due from these ventures generated by rental revenue earned by the Company.

During the three months ended June 30, 2024, and 2023, the Unaudited Condensed Combined Income Statements reflect rental revenue associated with these related parties of $3.1 million and $3.4 million, respectively. This is primarily comprised of $2.9 million and $3.2 million from the Tin Building by Jean-Georges during the three months ended June 30, 2024, and 2023, respectively.

During the six months ended June 30, 2024 and 2023, the Unaudited Condensed Combined Income Statements reflect rental revenue associated with these related parties of $6.0 million and $6.3 million, respectively. This is primarily comprised of $5.8 million and $6.0 million from the Tin Building by Jean-Georges during the six months ended June 30, 2024, and 2023, respectively.

Related-party Other Receivables  As of June 30, 2024, and December 31, 2023, the Unaudited Condensed Combined Balance Sheets include a $0.1 million and $3.1 million receivable related to development costs incurred by the Company, which will be reimbursed by the Lawn Club venture.

13. Subsequent Events

On July 31, 2024, the Separation was completed through HHH’s distribution of one share of the Company’s common stock for every nine shares of HHH common stock to HHH’s shareholders as of the close of business on the record date of July 29, 2024. On August 1, 2024, the Company began trading as an independent publicly traded company under the stock symbol “SEG” on the New York Stock Exchange American.

Further in connection with the Separation, a subsidiary of the Company issued Series A Preferred Stock to HHH in exchange for the contribution by HHH of certain assets; the Company entered into the Revolving Credit Agreement with HHH, as lender; and HHH paid down the existing mortgage related to 250 Water Street and the Company refinanced the remaining $61.3 million mortgage payable.

See Note 1 – Summary of Significant Accounting Policies and Note 5 – Mortgages Payable, Net for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to “Seaport Entertainment Group,”, “SEG”, the “Company,” “we,” “us,” or “our” shall mean the assets, liabilities, and operating activities related to the Seaport Entertainment division of Howard Hughes Holdings Inc. (“HHH”) that was transferred to Seaport Entertainment Group Inc. on July 31, 2024 in connection with SEG’s separation from HHH (the “Separation”), as well as the assets, liabilities, and operating activities of Seaport Entertainment Group Inc. The following discussion should be read as a supplement to and should be read in conjunction with our Unaudited Condensed Combined Financial Statements for the three months ended June 30, 2024, and June 30, 2023, and  six months ended June 30, 2024, and June 30, 2023 (“Unaudited Condensed Combined Financial Statements”) and the related notes which are included elsewhere in this quarterly report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that involve risks, uncertainties, assumptions, and other factors, including those described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of these factors. You are cautioned not to place undue reliance on this information which speaks only as of the date of this Quarterly Report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

All references to numbered Notes are specific to Notes to our Unaudited Condensed Combined Financial Statements included in this Quarterly Report. Capitalized terms used, but not defined, in this MD&A have the same meanings as in such Notes.

Changes for monetary amounts between periods presented are calculated based on the amounts in thousands of dollars stated in our combined financial statements, and then rounded to the nearest million. Therefore, certain changes may not recalculate based on the amounts rounded to the nearest million.

Overview

General Overview

The Company was formed to own, operate, and develop a unique collection of assets positioned at the intersection of entertainment and real estate. Our existing portfolio encompasses a wide range of leisure and recreational activities, including live concerts, fine dining, professional sports, and high-end and experiential retail. We primarily analyze our portfolio of assets through the lens of our three operating segments: (1) Landlord Operations, (2) Hospitality, and (3) Sponsorships, Events, and Entertainment, and are focused on realizing value for shareholders primarily through dedicated management of existing assets, expansion of partnerships, strategic acquisitions, and completion of development and redevelopment projects.

Landlord Operations. Landlord Operations represents our ownership interests in and operation of physical real estate assets located in the Seaport, a historic neighborhood in Lower Manhattan on the banks of the East River and within walking distance of the Brooklyn Bridge. Landlord Operations assets include:

•	Pier 17, a mixed-use building containing restaurants, entertainment, office space, and the Rooftop at Pier 17, an outdoor concert venue;
•	the Tin Building, a mixed-use building containing a culinary destination featuring a variety of experiences including restaurants, bars, grocery markets, retail, and private dining;
•	the Fulton Market Building, a mixed-use building containing office and retail spaces, including a movie theater and an experiential retail concept focused on “classic lawn games” and cocktails;
•	the Historic District retail and other locations which include the Museum Block, Schermerhorn Row, and more;

•	250 Water Street, a full block development site approved for zoning of affordable and market-rate housing, office, retail, and community-oriented gathering space; and
•	85 South Street, an eight-story residential building.

Our assets included in the Landlord Operations segment primarily sit under a long-term ground lease from the City of New York with an amendment that was executed giving the Company extension options for an additional 48 years from its current expiration in 2072 until 2120. We are focused on continuing to fill vacancies in our Landlord Operations portfolio and believe this to be an opportunity to drive incremental segment growth.

Hospitality. Hospitality represents our ownership interests in various food and beverage operating businesses. We own, either wholly or through partnerships with third parties, and operate, including license and management agreements, six fine dining and casual dining restaurants, cocktail bars and entertainment venues (The Fulton, Mister Dips, Carne Mare, Malibu Farm, Pearl Alley, and The Lawn Club), as well as our unconsolidated venture, the Tin Building by Jean-Georges, which offers over 20 culinary experiences, including restaurants, bars, grocery markets, retail, and private dining. These businesses are all our tenants and pay rent to our Landlord Operations. We also have a 25% interest in Jean-Georges Restaurants. Creative Culinary Management Company (“CCMC”), a wholly owned subsidiary of Jean-Georges Restaurants and a related party of the Company, provides management services for certain retail and food and beverage businesses in the Seaport. We aim to capitalize on opportunities in the food and beverage space to leverage growing consumer appetite for unique restaurant experiences as a catalyst to further expand the Company’s culinary footprint.

Sponsorships, Events, and Entertainment. Sponsorships, Events, and Entertainment includes the Las Vegas Aviators Triple-A Minor League Baseball team (the “Aviators”) and the Las Vegas Ballpark, our interest in and to the Fashion Show Mall Air Rights, events at the Rooftop at Pier 17, and all of our sponsorship agreements across both the Las Vegas Ballpark and the Seaport. The Aviators are a Triple-A affiliate of the Oakland Athletics and play at the Las Vegas Ballpark, a 10,000-person capacity ballpark located in Downtown Summerlin. The Rooftop at Pier 17, as mentioned in Landlord Operations above, is a premier outdoor concert venue that hosts a popular Summer Concert Series featuring emerging and established musicians alike. We see the Rooftop at Pier 17 as an opportunity to continue to drive events and entertainment growth as the demand for live music is strong and accelerating.

Separation from HHH

On July 31, 2024, HHH completed its spin-off of SEG through the pro rata distribution of all the outstanding shares of common stock of SEG to HHH’s stockholders as of the close of business on the record date of July 29, 2024 (the “Separation”).

In connection with the Separation, on July 31, 2024, the Company entered into a separation and distribution agreement and various other agreements with HHH, including a transition services agreement, an employee matters agreement, a tax matters agreement, and a revolving credit agreement. Additionally, HHH contributed capital of $23.4 million to the Company prior to the Separation to support the operating, investing, and financing activities of the Company. For additional discussion of the Separation, see Note 1 – Significant Accounting Policies in the Notes to Unaudited Condensed Combined Financial Statements included in this Quarterly Report.

Basis of Presentation

We historically operated as part of HHH and not as a standalone company. The accompanying Unaudited Condensed Combined Financial Statements have been prepared on a standalone basis derived from the consolidated financial statements and accounting records of HHH. These statements reflect the combined historical results of operations, financial position, and cash flows of Seaport Entertainment Group in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These statements may not include all expenses that would have been incurred had the Company existed as a separate, stand-alone entity during the periods presented.

These Unaudited Condensed Combined Financial Statements are presented as if the Company had been carved out of HHH and had been combined for all periods presented. The Unaudited Condensed Combined Financial Statements include the attribution of certain assets and liabilities that have been held at HHH but which are specifically identifiable or attributable to the business that was transferred to the Company in connection with the Separation.

For an additional discussion on the basis of presentation of these statements, see Note 1 – Significant Accounting Policies in the Notes to Unaudited Condensed Combined Financial Statements included in this Quarterly Report.

Key Factors Affecting Our Business

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report titled “Risk Factors.”

Management Strategies and Operational Changes

As mentioned elsewhere in this Quarterly Report, we historically operated as part of HHH and not as a standalone company. Therefore, our historical results are reflective of the management strategies and operations of the Company based on the direction and strategies of HHH. Additionally, our historical results reflect the allocation of expenses from HHH associated with certain services, including (1) certain support functions that are provided on a centralized basis within HHH, including, but not limited to executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. As a separate public company, our ongoing costs related to such support functions may differ from, and will potentially exceed, the amounts that have been allocated to us in these financial statements. Following the Separation, HHH will continue to provide some of these services on a transitional basis in exchange for agreed-upon fees. In addition to one-time costs to design and establish our corporate functions, we will also incur incremental costs associated with being a stand-alone public company, including additional labor costs, such as salaries, benefits, and potential bonuses and/or stock based compensation awards for staff additions to establish certain corporate functions historically supported by HHH and not covered by the transition services agreement, and corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees. Following the Separation, our future results and cost structure may differ based on new strategies and operational changes implemented by our management team, which may include changes to our chosen organizational structure, whether functions are outsourced or performed by the Company employees, and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Tin Building and our investment in the Tin Building by Jean-Georges

The Company owns 100% of the Tin Building which was completed and placed in service in our Landlord Operations segment during the third quarter of 2022. The Company leases 100% of the rentable space in the Tin Building to the Tin Building by Jean-Georges joint venture, a Hospitality segment business in which the Company has an equity ownership interest and reports its ownership interest in accordance with the equity method. Based on capital contribution and distribution provisions for the Tin Building by Jean-Georges joint venture, the Company currently recognizes all of the economic interest in the venture. The Company recognizes lease payments from the Tin Building by Jean-Georges in Rental revenue within the Landlord Operations segment and recognizes its share of the income or losses from the joint venture in Equity in losses from unconsolidated ventures in the Hospitality segment. As the Company currently recognizes 100% of operating income or losses from the Tin Building by Jean-Georges, the Tin Building lease has no net impact to the total Company net loss. However, Landlord Operations Adjusted EBITDA and NOI, as defined below, includes only rental revenue related to the Tin Building lease payments, and does not include the rent expense in Equity in losses from unconsolidated ventures.

The Tin Building by Jean-Georges is managed by CCMC, a related party that is owned by Jean-Georges Restaurants. The Tin Building by Jean-Georges had a soft opening in August 2022 and a grand opening celebration in late September 2022, with an expanded focus on experiences including in-person dining, retail shopping and delivery. Operating hours were initially constrained due to labor shortages and the venture incurred elevated operating losses during the early months of operations; however, during the fourth quarter of 2022, despite continued labor shortages, operating hours were extended to seven days a week. In 2023, the Tin Building by Jean-Georges was open seven days per week, with strong foot traffic and sales. However, operating losses at the Tin Building by Jean-Georges joint venture remained elevated, as the venture continues to refine its operating model, and the Seaport experienced poor weather conditions throughout 2023 and into the first quarter of 2024. Performance at the Tin Building improved in the second quarter of 2024, primarily due to reductions in operating and labor costs. As the Company currently funds any operating shortfall and recognizes all of the economic interest in the venture, the future success of the Tin Building by Jean-George may have a significant impact on our results of operations.

Seasonality

Our operations are highly seasonal and are significantly impacted by weather conditions. Concerts at our outdoor venue and Aviator’s baseball games primarily occur from May through October, and we typically see increased customer traffic at our restaurants during the summer months when the weather is generally warmer and more favorable, which contributes to higher revenue during these periods. However, weather-related disruptions, such as floods and heavy rains, can negatively impact our summer operations. For instance, outdoor concerts may have to be cancelled or rescheduled due to inclement weather, which can result in lost revenue. Similarly, floods can lead to temporary closures of our restaurants and can disrupt our supply chain, leading to potential revenue losses and increased costs.

During the fall and winter months, our operations tend to slow down due to the colder weather which results in fewer outdoor events, less foot traffic at our restaurants, and the end of the Aviator’s baseball season. This seasonality pattern results in lower revenues during these periods. Moreover, severe winter weather conditions, such as snowstorms and freezing temperatures, can further deter customers from visiting our restaurants, further impacting our revenues and cash flow. Our seasonality also results in fluctuations in cash and cash equivalents, accounts receivable, deferred expenses, and accounts payable and other liabilities at different times during the year.

Lease Renewals and Occupancy

As of June 30, 2024, and December 31, 2023, the weighted average remaining term of our retail, office, and other properties leases where we are the lessor was approximately seven years, excluding renewal options. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases, re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. As of June 30, 2024, our real estate assets at the Seaport were 67% leased. This includes one lease at Pier 17 that is set to expire in December 2025 and represents 12% of our total 2023 rental revenues. We continue to monitor our lease renewals and occupancy rates.

Inflationary Pressures

Financial results across all our segments may be impacted by inflation. In Landlord Operations, certain of our leases contain rent escalators that increase rent at a fixed amount and may not be sufficient during periods of high inflation. For properties leased to third-party tenants, the impact of inflation on our property and operating expenses is limited as substantially all our leases are net leases, and property-level expenses are generally reimbursed by our tenants. Inflation and increased costs may also have an adverse impact on our tenants and their creditworthiness if the increase in property-level expenses is greater than their increase in revenues. For unleased properties and properties occupied by our restaurants, we are more exposed to inflationary pressures on property and operating expenses. For our Hospitality and Sponsorships, Events, and Entertainment segments, inflationary pressure has a direct impact on our profitability due to increases in our costs, as well as potential reductions in customers that could negatively impact revenue.

Significant Items Impacting Comparability

Separation Costs. The Company incurred pre-tax charges related to the planned separation from HHH, primarily related to legal and consulting costs, of $7.9 million and $17.1 million for the three months and six months ended June 30, 2024, respectively. No costs related to the planned separation were incurred or recorded in the Unaudited Condensed Combined Statement of Operations for the three months and six months ended June 30, 2023.

Shared Service Costs. HHH provided the Company certain services, including (1) certain support functions that are provided on a centralized basis within HHH, including, but not limited to executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Unaudited Condensed Combined Financial Statements reflect an allocation of these costs. When specific identification or a direct attribution of costs based on time incurred for the Company’s benefit is not practicable, a proportional cost method is used, primarily based on revenue, headcount, payroll costs or other applicable measures. The Company recorded expenses associated with shared services that are not directly attributable to the Company of $3.9 million and $3.8 million for the three months ended June 30, 2024, and 2023, respectively, $7.5 million and $6.7 million for the six months ended June 30, 2024, and 2023, respectively.

Non-GAAP Measure

Landlord Operations Net Operating Income

In addition to the required presentations using GAAP, we use certain non-GAAP performance measures, as we believe these measures improve the understanding of our operational results and make comparisons of operating results among peer companies more meaningful. Management continually evaluates the usefulness, relevance, limitations, and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

Landlord Operations Net Operating Income (“Landlord Operations NOI”) is a non-GAAP supplemental measure that we believe is useful in measuring the period-over-period performance of our Landlord Operations segment. As Landlord Operations NOI reflects the revenues and expenses directly associated with owning and operating real estate properties, variances between years in Landlord Operations NOI typically result from changes in rental rates, occupancy, tenant mix, and operating expenses. We define Landlord Operations NOI as operating revenues (rental income, tenant recoveries, and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing, and other property expenses). Landlord Operations NOI excludes straight-line rents and amortization of tenant incentives, net; interest expense, net; ground rent amortization; other income (loss); expenses for concepts that did not proceed to completion; depreciation and amortization; development-related marketing costs; gain on sale or disposal of real estate and other assets, net; provision for impairment and equity in earnings (losses) from unconsolidated ventures.

Although we believe that Landlord Operations NOI provides useful information to investors about the performance of our Landlord Operations segment, due to the exclusions noted above, Landlord Operations NOI should only be used as an additional measure of the financial performance of such assets and not as an alternative to GAAP net income.

Results of Operations

Comparison of the Three Months Ended June 30, 2024, and 2023

The following table sets forth our operating results:

	Three Months Ended June 30,		Change
in thousands except percentages	2024	2023	$	%
REVENUES
Sponsorships, events, and entertainment revenue	$18,651	$22,080	(3,429)	(16)%
Hospitality revenue	8,914	9,734	(820)	(8)%
Rental revenue	6,317	5,727	590	10%
Other revenue	59	—	59	NM1
Total revenue	33,941	37,541	(3,600)	(10)%
EXPENSES
Sponsorships, events, and entertainment costs	12,544	14,834	(2,290)	(15)%
Hospitality costs	8,367	8,607	(240)	(3)%
Operating costs	12,921	10,874	2,047	19%
Provision for doubtful accounts	1,307	6	1,301	NM1
General and administrative	18,613	7,037	11,576	165%
Depreciation and amortization	5,333	13,170	(7,837)	(60)%
Other	—	(382)	382	(100)%
Total expenses	59,085	54,146	4,939	9%
OTHER
Other income, net	(91)	(18)	(73)	406%
Total other	(91)	(18)	(73)	406%
Operating loss	(25,235)	(16,623)	(8,612)	52%
Interest expense, net	(3,210)	(627)	(2,583)	412%
Equity in losses from unconsolidated ventures	(6,552)	(10,896)	4,344	(40)%
Loss before income taxes	(34,997)	(28,146)	(6,851)	24%
Income tax (benefit) expense	—	—	—	—
Net loss	$(34,997)	$(28,146)	(6,851)	24%
1	Not Meaningful

Net loss increased $6.9 million, or 24%, to $35.0 million for the three months ended June 30, 2024, compared to $28.1 million in the prior-year period, primarily due to an $11.6 million increase in general and administrative costs and a $3.6 million decrease in total revenue, partially offset by a $7.8 million decrease in depreciation and amortization.

Items Included in Segment Adjusted EBITDA

See Segment Operating Results for discussion of significant variances for revenues and expenses included in Adjusted EBITDA.

Items Excluded from Segment Adjusted EBITDA

The following includes information on the significant variances in expenses and other items not directly related to segment activities.

General and Administrative. General and administrative costs increased $11.6 million, or 165%, to $18.6 million for the three months ended June 30, 2024, compared to $7.0 million in the prior-year period. This change was primarily due to a $7.9 million increase in separation costs and a $5.4 million increase in personnel and overhead expenses, partially offset by a $1.6 million decrease in expenses related to the development of the Company’s e-commerce platform in the prior-year period that did not occur in the current period and a $0.1 million decrease in shared service costs allocated from HHH based on various allocation methodologies.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $7.8 million, or 60%, to $5.3 million for the three months ended June 30, 2024, compared to $13.2 million in the prior-year period. This change was primarily due to a decrease in depreciation expense following the impairment recognized on the Company’s buildings and equipment in the third quarter of 2023.

Interest Expense, Net. Interest expense, net increased $2.6 million, or 412%, to $3.2 million for the three months ended June 30, 2024, compared to $0.6 million in the prior-year period. This change is primarily due to a $2.2 million decrease in amounts capitalized to development assets and a $0.5 million increase in interest expense on secured mortgages payable, partially offset by a $0.2 million increase in interest income.

Equity in Losses from Unconsolidated Ventures. Equity losses from unconsolidated ventures decreased $4.3 million, or 40%, to $6.6 million for the three months ended June 30, 2024, compared to $10.9 million in the prior-year period. This change was primarily due to a $3.6 million decrease in losses for the Tin Building by Jean Georges, and a $0.5 million increase in earnings related to the Lawn Club, which opened in the fourth quarter of 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth our operating results:

	Six Months Ended June 30,		Change
in thousands except percentages	2024	2023	$	%
REVENUES
Sponsorships, events, and entertainment revenue	$22,831	$26,161	(3,330)	(13)%
Hospitality revenue	12,918	14,956	(2,038)	(14)%
Rental revenue	12,764	11,169	1,595	14%
Other revenue	82	3	79	NM1
Total revenue	48,595	52,289	(3,694)	(7)%
EXPENSES
Sponsorships, events, and entertainment costs	17,405	20,822	(3,417)	(16)%
Hospitality costs	13,935	15,488	(1,553)	(10)%
Operating costs	22,825	20,011	2,814	14%
Provision for (recovery of) doubtful accounts	2,260	(13)	2,273	NM1
General and administrative	35,167	12,493	22,674	181%
Depreciation and amortization	13,407	26,400	(12,993)	(49)%
Other	—	21	(21)	(100)%
Total expenses	104,999	95,222	9,777	10%
OTHER
Other income, net	(83)	3	(86)	NM1
Total other	(83)	3	(86)	NM1
Operating loss	(56,487)	(42,930)	(13,557)	32%
Interest expense, net	(5,756)	(1,257)	(4,499)	358%
Equity in losses from unconsolidated ventures	(16,832)	(21,716)	4,884	(22)%
Loss before income taxes	(79,075)	(65,903)	(13,172)	20%
Income tax (benefit) expense	—	—	—	—
Net loss	(79,075)	(65,903)	(13,172)	20%
1	Not Meaningful

Net loss increased $13.2 million, or 20%, to $79.1 million for the six months ended June 30, 2024, compared to $65.9 million in the prior-year period, primarily due to a $22.7 million increase in general and administrative costs and a $3.7 million decrease in total revenue, partially offset by a $13.0 million decrease in depreciation and amortization.

Items Included in Segment Adjusted EBITDA

See Segment Operating Results for discussion of significant variances for revenues and expenses included in Adjusted EBITDA.

Items Excluded from Segment Adjusted EBITDA

The following includes information on the significant variances in expenses and other items not directly related to segment activities.

General and Administrative. General and administrative costs increased $22.7 million, or 181%, to $35.2 million for the six months ended June 30, 2024, compared to $12.5 million in the prior-year period. This change was primarily due to a $17.1 million increase in separation costs, a $6.6 million increase in personnel and overhead expenses, a $0.5 million increase in shared service costs allocated from HHH based on various allocation methodologies, and a $0.1 million increase in rent expense related to the corporate office. These increases were partially offset by a $1.6 million decrease in expenses related to the development of the Company’s e-commerce platform in the prior-year period that did not occur in the current period.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $13.0 million, or 49%, to $13.4 million for the six months ended June 30, 2024, compared to $26.4 million in the prior-year period. This change was primarily due to a decrease in depreciation expense following the impairment recognized on the Company’s buildings and equipment in the third quarter of 2023.

Interest Expense, Net. Interest expense, net increased $4.5 million, or 358%, to $5.8 million for the six months ended June 30, 2024, compared to $1.3 million in the prior-year period. This change is primarily due to a $3.5 million decrease in amounts capitalized to development assets and a $1.1 million increase in interest expense on secured mortgages payable, partially offset by a $0.4 million increase in interest income.

Equity in Losses from Unconsolidated Ventures. Equity losses from unconsolidated ventures decreased $4.9 million, or 22%, to $16.8 million for the six months ended June 30, 2024, compared to $21.7 million in the prior-year period. This change was primarily due to a $4.1 million decrease in losses for the Tin Building by Jean Georges, and a $0.5 million decrease in losses for Ssäm Bar, which closed in the third quarter of 2023.

Segment Operating Results

Landlord Operations

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Landlord Operations:

	Three Months Ended				Six Months Ended
Landlord Operations Adjusted EBITDA	June 30,		Change		June 30,		Change
in thousands except percentages	2024	2023	$	%	2024	2023	$	%
Rental revenue	$6,317	$5,727	$590	10%	$12,764	$11,169	$1,595	14%
Other revenue	59	—	59	NM1	82	3	79	NM1
Total revenues	6,376	5,727	649	11%	12,846	11,172	1,674	15%
Operating costs	(9,847)	(8,166)	(1,681)	(21)%	(18,115)	(15,598)	(2,517)	(16)%
Provision for doubtful accounts	(320)	(6)	(314)	NM1	(518)	(51)	(467)	NM1
Total operating expenses	(10,167)	(8,172)	(1,995)	(24)%	(18,633)	(15,649)	(2,984)	(19)%
Other income, net	—	1	(1)	(100)%	5	9	(4)	(50)%
Total expenses	(10,167)	(8,171)	(1,996)	(24)%	(18,628)	(15,640)	(2,988)	(19)%
Adjusted EBITDA	$(3,791)	$(2,444)	$(1,347)	(55)%	$(5,782)	$(4,468)	$(1,314)	(29)%

For the three months ended June 30, 2024

Landlord Operations Adjusted EBITDA loss increased $1.3 million compared to the prior-year period primarily due to the following:

Rental Revenue. Rental revenue increased $0.6 million, or 10%, to $6.3 million for the three months ended June 30, 2024, compared to $5.7 million in the prior-year period. This change was primarily driven by a $1.3 million increase in rental revenue at the Fulton Market Building due to the commencement of the Alexander Wang lease at the end of 2023. This increase was partially offset by a $0.3 million decrease at Schermerhorn Row, a $0.3 million decrease at the Tin Building, and a $0.1 million decrease at Pier 17.

Operating Costs. Operating costs increased $1.7 million, or 21%, to $9.8 million for the three months ended June 30, 2024, compared to $8.2 million in the prior year period. This change was primarily due to a $1.2 million increase in labor costs, a $0.9 million increase in professional services fees, and $0.4 million increase in marketing and advertising expenses, partially offset by a $0.3 million decrease in state business tax and a $0.2 million decrease in insurance expense.

Provision for Doubtful Accounts. Provision for doubtful accounts increased to $0.3 million for the three months ended June 30, 2024, compared to an immaterial amount in the prior-year period, primarily due to a tenant reserve established during the three months ended June 30, 2024.

For the six months ended June 30, 2024

Landlord Operations Adjusted EBITDA loss increased $1.3 million compared to the prior-year period primarily due to the following:

Rental Revenue. Rental revenue increased $1.6 million, or 14%, to $12.8 million for the six months ended June 30, 2024, compared to $11.2 million in the prior-year period. This change was primarily driven by a $2.5 million increase in rental revenue at the Fulton Market Building due to the commencement of the Alexander Wang lease at the end of 2023. This increase was partially offset by a $0.3 million decrease at Schermerhorn Row, a $0.3 million decrease at Pier 17, and a $0.2 million decrease at the Tin Building.

Operating Costs. Operating costs increased $2.5 million, or 16%, to $18.1 million for the six months ended June 30, 2024, compared to $15.6 million in the prior year period. This change was primarily due to a $1.3 million increase in labor costs and a $1.2 million increase in professional services fees.

Provision for Doubtful Accounts. Provision for doubtful accounts increased to $0.5 million for the six months ended June 30, 2024, compared to an immaterial amount in the prior-year period, primarily due to a tenant reserve established during the six months ended June 30, 2024.

Non-GAAP Measure

Landlord Operations Net Operating Income

Refer to the Non-GAAP Measure discussion above for additional information and disclosure on the usefulness, relevance, limitations, and calculation of Landlord Operations Net Operating Income. A reconciliation of Landlord Operations Adjusted EBITDA to Landlord Operations NOI is presented in the table below.

Reconciliation of Landlord Operations Adjusted EBITDA to Landlord Operations NOI:

	Three Months Ended				Six Months Ended
Landlord Operations NOI	June 30,		Change		June 30,		Change
in thousands except percentages	2024	2023	$	%	2024	2023	$	%
Landlord Operations Adjusted EBITDA	$(3,791)	$(2,444)	$(1,347)	(55)%	$(5,782)	$(4,468)	$(1,314)	(29)%
Adjustments:
Impact of straight-line rent	777	677	100	15%	1,223	1,394	(171)	(12)%
Other	4	(1)	5	(500)%	(4)	(10)	6	(60)%
Landlord Operations NOI	$(3,010)	$(1,768)	$(1,242)	(70)%	$(4,563)	$(3,084)	$(1,479)	(48)%

For the three months ended June 30, 2024

Landlord Operations NOI losses increased $1.2 million compared to the prior-year period, primarily due to increased operating costs and provision for doubtful accounts, partially offset by the increase in rental revenue as mentioned above.

For the six months ended June 30, 2024

Landlord Operations NOI losses increased $1.5 million compared to the prior-year period, primarily due to increased operating costs and provision for doubtful accounts, partially offset by the increase in rental revenue as mentioned above.

Hospitality

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Hospitality:

	Three Months Ended				Six Months Ended
Hospitality Adjusted EBITDA	June 30,		Change		June 30,		Change
in thousands except percentages	2024	2023	$	%	2024	2023	$	%
Hospitality revenue	$8,914	$9,734	$(820)	(8)%	$12,918	$14,956	$(2,038)	(14)%
Total revenues	8,914	9,734	(820)	(8)%	12,918	14,956	(2,038)	(14)%
Hospitality costs	(8,367)	(8,607)	240	3%	(13,935)	(15,488)	1,553	10%
Operating costs	(1,236)	(1,059)	(177)	(17)%	(1,789)	(1,762)	(27)	(1)%
Provision for doubtful accounts	—	—	—	NM1	(101)	(2)	(99)	NM1
Total operating expenses	(9,603)	(9,666)	63	1%	(15,825)	(17,252)	1,427	8%
Other income, net	3	2	1	50%	5	9	(4)	(44)%
Total expenses	(9,600)	(9,664)	64	1%	(15,820)	(17,243)	1,423	8%
Adjusted EBITDA	$(686)	$70	$(756)	NM1	$(2,902)	$(2,287)	$(615)	(27)%
1	Not Meaningful

For the three months ended June 30, 2024

Hospitality Adjusted EBITDA loss increased $0.8 million compared to the prior-year period primarily due to the following:

Hospitality Revenue. Hospitality revenue decreased $0.8 million, or 8%, to $8.9 million for the three months ended June 30, 2024, compared to $9.7 million in the prior-year period. This change was primarily due to a $0.5 million decrease related to small popups and short-term activations in the Cobble & Co and Garden Bar spaces in the second quarter of 2023, with no similar activity in the second quarter of 2024, and a $0.3 million decrease related to reduced restaurant performance, primarily at The Fulton and Carne Mare.

Hospitality Costs. Hospitality costs decreased $0.2 million, or 3%, to $8.4 million for the three months ended June 30, 2024, compared to $8.6 million in the prior-year period, primarily due to decreases in variable costs such as food and beverage costs and labor costs, which are generally in line with the decrease in Hospitality revenue.

For the six months ended June 30, 2024

Hospitality Adjusted EBITDA loss increased $0.6 million compared to the prior-year period primarily due to the following:

Hospitality Revenue. Hospitality revenue decreased $2.0 million, or 14%, to $12.9 million for the six months ended June 30, 2024, compared to $15.0 million in the prior-year period. This change was primarily due to a $1.3 million decrease related to reduced restaurant performance, primarily at The Fulton, Carne Mare, and Malibu Farms, and a $0.7 million decrease related to small popups and short-term activations in the Cobble & Co and Garden Bar spaces in the first half of 2023, with no similar activity in the first half of 2024. The reduced restaurant performance was primarily related to poor weather conditions in the first quarter of 2024.

Hospitality Costs. Hospitality costs decreased $1.6 million, or 10%, to $13.9 million for the six months ended June 30, 2024, compared to $15.5 million in the prior-year period, primarily due to decreases in variable costs such as food and beverage costs and labor costs, which are generally in line with the decrease in Hospitality revenue.

Sponsorships, Events, and Entertainment

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Sponsorships, Events, and Entertainment:

Sponsorships, Events, and Entertainment Adjusted EBITDA	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands except percentages	2024	2023	$	%	2024	2023	$	%
Sponsorships, events, and entertainment revenue	$18,651	$22,080	$(3,429)	(16)%	$22,831	$26,161	$(3,330)	(13)%
Total revenues	18,651	22,080	(3,429)	(16)%	22,831	26,161	(3,330)	(13)%
Sponsorships, events, and entertainment costs	(12,544)	(14,834)	2,290	15%	(17,405)	(20,822)	3,417	16%
Operating costs	(1,838)	(1,649)	(189)	(11)%	(2,922)	(2,650)	(272)	(10)%
Provision for doubtful accounts	(987)	—	(987)	NM1	(1,641)	65	(1,706)	NM1
Total operating expenses	(15,369)	(16,483)	1,114	7%	(21,968)	(23,407)	1,439	6%
Other income, net	(94)	(21)	(73)	348%	(92)	(15)	(77)	513%
Total expenses	(15,463)	(16,504)	1,041	6%	(22,060)	(23,422)	1,362	6%
Adjusted EBITDA	$3,188	$5,576	$(2,388)	43%	$771	$2,739	$(1,968)	72%
1	Not Meaningful

For the three months ended June 30, 2024

Sponsorships, Events, and Entertainment Adjusted EBITDA decreased $2.4 million compared to the prior-year period primarily due to the following:

Sponsorships, Events, and Entertainment Revenue. Sponsorships, events, and entertainment revenue decreased $3.4 million, or 16%, to $18.7 million for the three months ended June 30, 2024, compared to $22.1 million in the prior-year period. This change was primarily due to a $2.7 million decrease in concert series revenue at the Seaport, primarily related to the timing of concerts with 11 shows held during the second quarter of 2024, compared to 19 shows held during the second quarter of 2023. Additionally, there was a $1.2 million decrease in concession sales at the Las Vegas Ballpark and a $0.4 million decrease in Aviators ticket revenue, primarily related to lower attendance in the current quarter. These decreases were partially offset by a $0.6 million increase in sponsorship revenue at the Seaport due to the execution of four new sponsorship agreements in the current quarter and a $0.4 million increase in special event revenue at the Las Vegas Ballpark, primarily due to additional events held in the current quarter.

Sponsorships, Events, and Entertainment Costs. Sponsorships, events, and entertainment costs decreased $2.3 million, or 15%, to $12.5 million for the three months ended June 30, 2024, compared to $14.8 million in the prior-year period. This change was primarily due to a $1.4 million decrease in costs associated with the concert series at the Seaport, primarily due to the timing of concerts with fewer concerts held during the current period, and a $0.8 million decrease in costs at the Las Vegas Ballpark, primarily due to lower cost of sales and labor costs as expected with lower attendance and lower concessions revenue.

Provision for Doubtful Accounts. Provision for doubtful accounts increased to $1.0 million for the three months ended June 30, 2024, compared to no activity in the prior-year period, primarily due to a $0.5 million reserve associated with the Winterland Skating concept at the Seaport and a $0.4 million reserve associated with events at the Las Vegas Ballpark, both established during the three months ended June 30, 2024.

For the six months ended June 30, 2024

Sponsorships, Events, and Entertainment Adjusted EBITDA decreased $2.0 million compared to the prior-year period primarily due to the following:

Sponsorships, Events, and Entertainment Revenue. Sponsorships, events, and entertainment revenue decreased $3.3 million, or 13%, to $22.8 million for the six months ended June 30, 2024, compared to $26.2 million in the prior-year period. This change was primarily due to a $2.7 million decrease in concert series revenue at the Seaport, primarily related to the timing of concerts with 11 shows held during the first half of 2024, compared to 19 shows held during the first half of 2023. Additionally, there was a $1.3 million decrease in concession sales at the Las Vegas Ballpark and a $0.4 million decrease in Aviators ticket revenue, primarily related to lower attendance in the current period. These decreases were partially offset by a $0.7 million increase in special event revenue at the Las Vegas Ballpark, a $0.4 million increase in sponsorship revenue at the Seaport due to the execution of four new sponsorship agreements in the first half of 2024, and a $0.4 million increase in private event revenue at the Seaport.

Sponsorships, Events, and Entertainment Costs. Sponsorships, events, and entertainment costs decreased $3.4 million, or 16%, to $17.4 million for the six months ended June 30, 2024, compared to $20.8 million in the prior-year period. This change was primarily due to a $1.7 million decrease in costs associated with the Las Vegas Ballpark, primarily due to lower cost of sales and labor costs as expected with lower attendance and lower concessions revenue, a $1.4 million decrease in costs associated with the concert series at the Seaport, primarily due to the timing of concerts with fewer concerts held during the current period, and a $0.3 million decrease in breakdown and removal costs associated with the seasonal Winterland Skating concept at the Seaport.

Provision for Doubtful Accounts. Provision for doubtful accounts increased to $1.6 million for the six months ended June 30, 2024, compared to immaterial amounts in the prior-year period, primarily due to a $1.0 million reserve associated with the Winterland Skating concept at the Seaport and a $0.5 million reserve associated with events at the Las Vegas Ballpark, both established during the six months ended June 30, 2024.

Liquidity and Capital Resources

We historically operated as a division within HHH’s consolidated structure, which uses a centralized approach to cash management and financing of our operations. This arrangement is not reflective of the manner in which we would have financed our operations had we been an independent, publicly traded company during the periods presented. The cash and cash equivalents held by HHH at the corporate level are not specifically identifiable to us and, therefore, have not been reflected in our Unaudited Condensed Combined Financial Statements. As of June 30, 2024, and December 31, 2023, our

cash and cash equivalents were $3.3 million and $1.8 million, respectively. As of June 30, 2024, and December 31, 2023, our restricted cash was $42.2 million and $42.0 million, respectively. Restricted cash is segregated in escrow accounts related to development activity at 250 Water Street and other amounts related to payment of principal and interest on the Company’s outstanding mortgages payable. In August 2024, following the final resolution of the 250 Water Street litigation, the escrow amount of $40 million related to 250 Water Street was released to the City of New York. See Note 7 – Commitments and Contingencies in the Notes to Unaudited Condensed Combined Financial Statements, included in this Quarterly Report for additional information on the 250 Water Street litigation.

HHH’s third-party long-term debt and the related interest expense have not been allocated to us for any of the periods presented as we are not the legal obligor nor are we a guarantor of such debt. As of June 30, 2024, and December 31, 2023, we have third-party mortgages payable of $155.1 million and $155.6 million, respectively, related to our 250 Water Street development and the Las Vegas Ballpark. As of June 30, 2024, and December 31, 2023, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development. In connection with the separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced, with HHH paying down $53.7 million of the outstanding principal balance and SEG refinancing the remaining $61.3 million at an interest rate of SOFR plus a margin of 4.5% and scheduled maturity date of July 1, 2029.

Following the Separation, our capital structure and sources of liquidity have changed from our historical capital structure because HHH is no longer financing our operations, investments in joint ventures, and development and redevelopment projects. Our development and redevelopment opportunities are capital intensive and will require significant additional funding, if and when pursued. Our ability to fund our operating needs and development and redevelopment projects will depend on our future ability to continue to manage cash flow from operating activities, and on our ability to obtain debt or equity financing on acceptable terms. In addition, we typically must provide completion guarantees to lenders in connection with their financing for our development and redevelopment projects. Additionally, on July 31, 2024, a subsidiary of HHH that became our subsidiary in connection with the separation, issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million. Management believes that our existing cash balances, restricted cash balances, funds provided by HHH prior to the Separation, along with expected borrowing capacity and access to capital markets, and the proceeds of our rights offering and the related backstop commitment as described under “—Expected Financings” below, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including our third-party mortgages payable, and (ii) adequate liquidity to fund capital expenditures and development and redevelopment projects. However, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings, including the lowering of any of our credit ratings, or absence of a credit rating, (2) the liquidity of the overall capital markets, and (3) the current state of the economy and, accordingly, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future, or at all, which could have a negative impact on our liquidity and capital resources. The cash flows presented in our Unaudited Condensed Combined Statement of Cash Flows may not be indicative of the cash flows we would have recognized had we operated as a standalone publicly traded company for the periods presented.

Prior to the distribution, HHH contributed additional cash to the Company in order to fund its operations until a permanent capital structure is finalized. However, we do not expect HHH to have an ongoing long-term relationship with the Company and HHH will not have any ongoing financial commitments to the Company.

Expected Financings

The Company expects to conduct a $175 million Rights Offering following the distribution in the third quarter of 2024. In connection with the Rights Offering, the Company has entered into a backstop agreement with Pershing Square, which through investment funds advised by it, is our largest stockholder. Pursuant to that agreement Pershing Square has agreed to (i) exercise its pro rata subscription right with respect to the Rights Offering at a price of $25 per share of the Company’s common stock and (ii) purchase any shares not purchased upon the expiration of the Rights Offering at the Rights Offering price, up to $175 million in the aggregate. The backstop agreement could result in Pershing Square’s affiliated funds owning as much as approximately 72.3% of the Company’s common stock if no other stockholders participate in the Rights Offering. Any capital raised through the Rights Offering would further strengthen the Company’s balance sheet. With over $203.4 million of liquidity, primarily consisting of (i) $23.4 million of cash contributed by HHH pursuant to the separation and distribution agreement, (ii) expected gross proceeds from the Rights Offering and (iii)

amounts available under the Revolving Credit Agreement, we believe we will have ample capital to support the existing business and facilitate the Company’s business plan.

Cash Flows

Six Months Ended June 30, 2024 and 2023

The following table sets forth a summary of our cash flows:

	Six Months Ended June 30,
in thousands	2024	2023
Cash used in operating activities	$(39,149)	$(7,911)
Cash used in investing activities	(33,027)	(55,395)
Cash provided by financing activities	$73,907	$48,582

Operating Activities

Cash used in operating activities increased $31.2 million to $39.1 million in the six months ended June 30, 2024, compared to $7.9 million in the prior-year period. The increase in cash used in operating activities was primarily due to increased costs incurred in the six months ended June 30, 2024, related to the Separation from HHH, with no similar activity in the prior-year period, and an increase in cash used in operating activities at our segments. Sponsorships, Events, and Entertainment Adjusted EBITDA decreased $2.0 million primarily due to decreased ticket revenue, event revenue, and concessions sales; Landlord Operations Adjusted EBITDA decreased $1.3 million primarily due to increased operating expenses, partially offset by increased rental revenue; and Hospitality Adjusted EBITDA decreased $0.6 million primarily due to reduced restaurant performance.

While we have historically used cash in operating activities, we expect that the additional liquidity provided by our expected financings will provide sufficient capital to fund operations until such time that we may generate cash from operating activities. Refer to “Expected Financings” above for additional explanation.

Investing Activities

Cash used in investing activities decreased $22.4 million to $33.0 million in the six months ended June 30, 2024, compared to $55.4 million in the prior-year period. The decrease in cash used in investing activities was primarily related to lower property development costs for 250 Water Street, and lower funding of operating costs related to the Tin Building by Jean-Georges joint venture and the Lawn Club joint venture in the six months ended June 30, 2024.

Financing Activities

Cash provided by financing activities increased $25.3 million to $73.9 million in the six months ended June 30, 2024, compared to $48.6 million in the prior-year period, primarily due to an increase in the net transfers provided by Parent to fund the operating and investing activities explained above.

Contractual Obligations

We have material contractual obligations that arise in the normal course of business. These contractual obligations may not be representative of our future contractual obligations profile as an independent, publicly traded company. Our contractual obligations do not reflect changes that we expect to experience in the future as a result of the Separation, such as contractual arrangements that we may enter into in the future that were historically entered into by the HHH for shared services.

We have outstanding mortgages payable related to the 250 Water Street development and Las Vegas Ballpark, which are collateralized by certain of the Company’s real estate assets. A summary of our mortgages payable as of June 30, 2024, and December 31, 2023 can be found in Note 5 – Mortgages Payable, Net in the Notes to Unaudited Condensed Combined Financial Statements, included in this Quarterly Report.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense was $1.6 million for the three months ended June 30, 2024 and 2023, and $3.7 million for the six months ended June 30, 2024, and 2023. The amortization of straight-line rents included in the contractual rent amount was $0.6 million for the three months ended June 30, 2024, and 2023, and $1.2 million for the six months ended June 30, 2024, and 2023. A summary of our lease obligations as of June 30, 2024, and December 31, 2023, can be found in Note 10 – Leases in the Notes to Unaudited Condensed Combined Financial Statements included in this Quarterly Report.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make informed judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

We believe that of our significant accounting policies, which are described in Note 1 – Summary of Significant Accounting Policies in the Notes to Unaudited Condensed Combined Financial Statements included in this Quarterly Report, the accounting policies below involves a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to understand and evaluate fully our financial condition and results of operations.

Impairments

Methodology

We review our long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Although the carrying amount may exceed the estimated fair value of certain properties, a real estate asset is only considered to be impaired when its carrying amount is not expected to be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations and the carrying amount of the asset is reduced. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

Judgments and Uncertainties

An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, pricing, development costs, sales pace and capitalization rates, selling costs, and estimated holding periods for the applicable assets. As such, the evaluation of anticipated cash flows is highly subjective and is based in part on assumptions that could differ materially from actual results in future periods. Unfavorable changes in any of the primary assumptions could result in a reduction of anticipated future cash flows and could indicate property impairment. Uncertainties related to the primary assumptions could affect the timing of an impairment. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Variable Interest Entities

Methodology

Our Unaudited Condensed Combined Financial Statements include all of our accounts, including our majority owned and controlled subsidiaries and VIEs for which we are the primary beneficiary. The Company was not the primary beneficiary of any VIE’s during the six months ended June 30, 2024, and December 31, 2023, and, therefore, the Company does not consolidate any VIE’s in which it holds a variable interest.

Judgments and Uncertainties

The Company determines whether it is the primary beneficiary of a VIE upon initial involvement with a VIE and reassesses whether it is the primary beneficiary of a VIE on an ongoing basis. The determination of whether an entity is a VIE and whether the Company is the primary beneficiary of a VIE is based upon facts and circumstances for the VIE and requires significant judgments such as whether the entity is a VIE, whether the Company’s interest in a VIE is a variable interest, the determination of the activities that most significantly impact the economic performance of the entity, whether the Company controls those activities, and whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

As of June 30, 2024, the Company had a variable interest in Tin Building by Jean-Georges and as of December 31, 2023, the Company had a variable interest in Tin Building by Jean-Georges and Ssäm Bar. The Ssäm Bar restaurant closed during the third quarter of 2023, and the venture was liquidated in May 2024. The Company determined that it is not the primary beneficiary of the VIE’s as of June 30, 2024, and December 31, 2023, as the Company does not have the power to direct the activities of the VIE’s that most significantly impact the VIE’s economic performance. Therefore, the Company accounts for its investment in the VIE’s in accordance with the equity method.

Investments in Unconsolidated Ventures

Methodology

The Company’s investments in unconsolidated ventures are accounted for under the equity method to the extent that, based on contractual rights associated with the investments, the Company can exert significant influence over a venture’s operations. Under the equity method, the Company’s investment in the venture is recorded at cost and is subsequently adjusted to recognize the Company’s allocable share of the earnings or losses of the venture. Dividends and distributions received by the business are recognized as a reduction in the carrying amount of the investment.

The Company evaluates its equity method investments for significance in accordance with Regulation S-X, Rule 3-09 and Regulation S-X, Rule 4-08(g) and presents separate annual financial statements or summarized financial information, respectively, as required by those rules.

For investments in ventures where the Company has virtually no influence over operations and the investments do not have a readily determinable fair value, the business has elected the measurement alternative to carry the securities at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the issuer.

Judgments and Uncertainties

Generally, joint venture operating agreements provide that assets, liabilities, funding obligations, profits and losses, and cash flows are shared in accordance with ownership percentages. For certain equity method investments, various provisions in the joint venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and preferred returns may result in the Company’s economic interest differing from its stated ownership or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities. For these investments, the Company recognizes income or loss based on the joint venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing percentage.

Capitalization of Development Costs

Methodology

Development costs, which primarily include direct costs related to placing the asset in service associated with specific development properties, are capitalized as part of the property being developed. Construction and improvement costs incurred in connection with the development of new properties, or the redevelopment of existing properties are capitalized before they are placed into service. Costs include planning, engineering, design, direct material, labor and subcontract costs. Real estate taxes, utilities, direct legal and professional fees related to the sale of a specific unit, interest, insurance costs and certain employee costs incurred during construction periods are also capitalized. Capitalization commences when the development activities begin and cease when a project is completed, put on hold or at the date that the Company decides not to move forward with a project. Capitalized costs related to a project where the Company has determined not to move forward are expensed if they are not deemed recoverable. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Demolition costs associated with redevelopments are expensed as incurred unless the demolition was included in the Company’s development plans and imminent as of the acquisition date of an asset. Once the assets are placed into service, they are depreciated in accordance with the Company’s policy. In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are evaluated for impairment.

Judgments and Uncertainties

The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we don't capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated during the development period, and the subsequent depreciation of the real estate would be overstated. For the six months ended June 30, 2024 and 2023, we capitalized development costs of $3.9 million and $20.2 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk with respect to our variable-rate mortgage payable as increases in interest rates would cause our payments to increase. With respect to our fixed-rate mortgage payable, increases in interest rates could make it more difficult to refinance such debt when it becomes due.

For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section above in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 – Mortgages Payable, Net in the Notes to Unaudited Condensed Financial Statements included in this Quarterly Report.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of June 30, 2024:

	Contractual Maturity Date
thousands except percentages	Remaining in 2024	2025	2026	2027	2028	Thereafter	Total
Mortgages payable	$963	$1,997	$117,097	$2,201	$2,311	$32,481	$157,050
Weighted-average interest rate	7.97%	7.53%	7.16%	4.92%	4.92%	4.92%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently and from time to time involved in legal proceedings that arise in the ordinary course of our business. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. The results of any current or future litigation cannot be predicted with certainty; however, as of June 30, 2024, we believe there were no pending lawsuits or claims against us that, individually or in the aggregate, could have a material adverse effect on our business, results of operations or financial condition. For more information, see Note 7 - Commitments and Contingencies to the condensed combined financial statements included in this Quarterly Report.

Item 1A. Risk Factors

There were no material changes to the risk factors set forth in the section titled “Risk Factors” of the Information Statement filed as Exhibit 99.1 to the amended Form 10 we filed with the SEC on July 23, 2024 (the “Form 10”). You should carefully read and consider the risks and uncertainties described in the Form 10, together with all of the other information included in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed combined financial statements and related notes, as well as other documents that we file with the SEC from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 2024, none of our directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K .

Item 6. Exhibits

Exhibit No.	Description
2.1	Separation Agreement, dated July 31, 2024, between the Company and Howard Hughes Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on August 1, 2024)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on August 1, 2024)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on August 1, 2024)

10.1

Transition Services Agreement, dated July 31, 2024, between the Company and Howard Hughes Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 1, 2024)

10.2	Tax Matters Agreement, dated July 31, 2024, between the Company and Howard Hughes Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on August 1, 2024)

10.3	Employee Matters Agreement, dated July 31, 2024, between the Company and Howard Hughes Holdings Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company on August 1, 2024)

10.4

Form Indemnification Agreement between the Company and individual directors and officers (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Form 10 filed by the Company on July 19, 2024)

10.5

Standby Purchase Agreement, dated July 18, 2024, by and among the Company, Howard Hughes Holdings Inc., Pershing Square Holdings, Ltd., Pershing Square, L.P. and Pershing Square International, Ltd. (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed by the Company on July 19, 2024)

10.6

First Amendment to Standby Purchase Agreement, dated July 23, 2024, by and among the Company, Howard Hughes Holdings Inc., Pershing Square Holdings, Ltd., Pershing Square, L.P. and Pershing Square International, Ltd. (incorporated by reference to Exhibit 10.29 to Amendment No. 5 to the Form 10 filed by the Company on July 23, 2024)

10.7

First Amendment to Second Amended and Restated Limited Liability Company Agreement of JG Restaurant HoldCo LLC, dated July 31, 2024, by and among JG Restaurant HoldCo LLC, Seaport District NYC, Inc., JG TopCo LLC and Jean-Georges Vongerichten (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company on August 1, 2024)

10.8	Credit Agreement, dated July 31, 2024, between SEG Revolver, LLC and Howard Hughes Holdings Inc. (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Company on August 1, 2024)

10.9

Amendment to Loan Documents Agreement, dated July 31, 2024, by and among the Company, 250 Seaport District LLC, TWL-Bridgeland Holding Company, LLC and Mizuho Capital Markets LLC (incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Company on August 1, 2024)

10.10

Interest and Expenses Guaranty, dated July 31, 2024, by the Company for the benefit of Mizuho Capital Markets LLC (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Form S-1 filed by the Company on August 6, 2024)

10.11

Omnibus Amendment, dated July 31, 2024, by and between Clark County Las Vegas Stadium, LLC and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.8 to the Form 8-K filed by the Company on August 1, 2024)

10.12

Indemnity and Guaranty Agreement, dated July 31, 2024, by and between the Company and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.9 to the Form 8-K filed by the Company on August 1, 2024)

10.13+

Amendment to Employment Agreement, dated August 1, 2024, by and between the Company and Anton Nikodemus (incorporated by reference to Exhibit 10.10 to the Form 8-K filed by the Company on August 1, 2024)

10.14+

Amendment to Employment Agreement, dated August 1, 2024, by and between the Company and Matthew Partridge (incorporated by reference to Exhibit 10.11 to the Form 8-K filed by the Company on August 1, 2024)

10.15+	Amendment to Employment Agreement, dated August 1, 2024, by and between the Company and Lucy Fato (incorporated by reference to Exhibit 10.12 to the Form 8-K filed by the Company on August 1, 2024)

10.16+	Form of Stock Option Agreement under the Seaport Entertainment Group Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Form 8-K filed by the Company on August 1, 2024)

10.17+

Form of Restricted Stock Unit Agreement under the Seaport Entertainment Group Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Form 8-K filed by the Company on August 1, 2024)

31.1*

Certification of Chief Executive Officer , pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

** Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 to this Quarterly Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 22, 2024

SEAPORT ENTERTAINMENT GROUP INC.

By:	/s/ Matthew M. Partridge
Name:	Matthew M. Partridge
Title:	Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ Lenah J. Elaiwat
Name:	Lenah J. Elaiwat
Title:	Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)