Form 10-Q
period 2024-09-30
Seaport Entertainment Group Inc.
filed 2024-11-07
CIK 2009684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, there were 12,705,123 shares of the registrant’s common stock outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT ENTERTAINMENT GROUP INC.

Condensed Consolidated and Combined Balance Sheets

(Unaudited)

	September 30,	December 31,
in thousands except par value amounts	2024	2023
ASSETS
Buildings and equipment	$532,415	$528,299
Less: accumulated depreciation	(216,211)	(203,208)
Land	9,497	9,497
Developments	142,216	102,874
Net investment in real estate	467,917	437,462
Investments in unconsolidated ventures	33,879	37,459
Cash and cash equivalents	23,727	1,834
Restricted cash	4,041	42,011
Accounts receivable, net	9,351	13,672
Deferred expenses, net	4,285	4,379
Operating lease right-of-use assets, net	39,284	40,884
Other assets, net	40,320	39,112
Total assets	$622,804	$616,813

LIABILITIES
Mortgages payable, net	$102,542	$155,628
Operating lease obligations	47,630	48,153
Accounts payable and other liabilities	28,925	28,139
Total liabilities	179,097	231,920
Commitments and Contingencies (see Note 7)	—	—
EQUITY
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 480,000 shares authorized, 5,704 issued and outstanding in 2024 and none issued or outstanding in 2023	57	—
Additional paid in capital	443,783	—
Accumulated deficit	(10,033)	—
Net parent investment	-	384,893
Stockholders' equity	433,807	384,893
Noncontrolling interest in subsidiary	9,900	—
Total equity	443,707	384,893
Total liabilities and equity	$622,804	$616,813

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
in thousands except share amounts	2024	2023	2024	2023
REVENUES
Sponsorships, events, and entertainment revenue	$24,703	$24,482	$47,534	$50,643
Hospitality revenue	8,817	10,677	21,735	25,633
Rental revenue	6,165	5,326	18,929	16,495
Other revenue	12	1	94	4
Total revenues	39,697	40,486	88,292	92,775

EXPENSES
Sponsorships, events, and entertainment costs	18,196	16,166	35,601	36,988
Hospitality costs	8,373	8,495	22,308	23,983
Operating costs	11,615	11,261	34,440	31,272
Provision for (recovery of) doubtful accounts	298	104	2,558	91
General and administrative	18,319	7,220	53,486	19,713
Depreciation and amortization	7,694	13,636	21,101	40,036
Other	—	30	—	51
Total expenses	64,495	56,912	169,494	152,134

OTHER
Provision for impairment	—	(672,492)	—	(672,492)
Other income (loss), net	4,798	23	4,715	26
Total other	4,798	(672,469)	4,715	(672,466)
Operating income (loss)	(20,000)	(688,895)	(76,487)	(731,825)
Interest income (expense)	(3,133)	(592)	(8,889)	(1,849)
Equity in earnings (losses) from unconsolidated ventures	(7,578)	(46,619)	(24,410)	(68,335)
Loss on early extinguishment of debt	(1,563)	(48)	(1,563)	(48)
Income (loss) before income taxes	(32,274)	(736,154)	(111,349)	(802,057)
Income tax expense (benefit)	—	—	—	—
Net loss	(32,274)	(736,154)	(111,349)	(802,057)
Preferred distributions to noncontrolling interest in subsidiary	(237)	—	(237)	—
Net loss attributable to common stockholders	$(32,511)	$(736,154)	$(111,586)	$(802,057)

Total weighted average shares
Basic	5,522	5,522	5,522	5,522
Diluted	5,522	5,522	5,522	5,522

Earnings (loss) per share attributable to common shareholders
Basic	$(5.89)	$(133.31)	$(20.21)	$(145.25)
Diluted	$(5.89)	$(133.31)	$(20.21)	$(145.25)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
in thousands	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(111,349)	$(802,057)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	18,479	37,485
Amortization	2,622	2,551
Amortization of deferred financing costs	462	251
Straight-line rent amortization	(616)	(71)
Stock compensation expense	958	1,207
Other	—	1,178
(Gain) loss on extinguishment of debt	1,563	48
Impairment charges	—	672,492
Equity in losses from unconsolidated ventures and distributions	24,607	68,335
Provision for doubtful accounts	4,472	285
Net Changes:
Accounts receivable	(2,437)	(2,688)
Other assets, net	(575)	(12,497)
Deferred expenses, net	(161)	(150)
Accounts payable and other liabilities	14,004	5,478
Cash used in operating activities	(47,971)	(28,153)

CASH FLOWS FROM INVESTING ACTIVITIES
Operating property improvements	(2,980)	(14,574)
Property development and redevelopment	(58,194)	(30,484)
Investments in unconsolidated ventures	(21,510)	(34,075)
Distributions from unconsolidated ventures	484	509
Cash used in investing activities	(82,200)	(78,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	—	115,000
Deferred financing costs and bond issuance costs	(472)	(2,252)
Principal payments on mortgages payable	(54,640)	(100,895)
Preferred distributions to noncontrolling interest in subsidiary	(237)	—
Net transfers from parent	169,443	79,467
Cash provided by financing activities	114,094	91,320

Net change in cash, cash equivalents and restricted cash	(16,077)	(15,457)
Cash, cash equivalents and restricted cash at beginning of period	43,845	66,713
Cash, cash equivalents and restricted cash at end of period	27,768	51,256

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	23,727	7,136
Restricted cash	4,041	44,120
Cash, cash equivalents and restricted cash at end of period	$27,768	$51,256

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$9,561	$7,650
Interest capitalized	667	6,578

NON-CASH TRANSACTIONS
Accrued property improvements, developments, and redevelopments	$(12,142)	$81
Capitalized stock compensation	319	1,101

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Condensed Consolidated and Combined Statements of Equity

(Unaudited)

	Common stock		Net parent	Additional paid	Accumulated	Stockholders'	Noncontrolling
in thousands	Shares	Amount	investment	in capital	deficit	equity	interest	Total equity
Balance, June 30, 2024	—	—	$380,731	—	—	380,731	—	$380,731
Net income (loss)	—	—	(22,478)	—	(10,033)	(32,511)	237	(32,274)
Net transfers from parent	—	—	94,779	—	—	94,779	—	94,779
Issuance of noncontrolling interests	—	—	(9,900)	—	—	(9,900)	9,900	—
Reclassification of net parent investment to common stock and additional paid in capital	5,522	55	(443,132)	443,077	—	—	—	—
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	—	(237)	(237)
Stock compensation	182	2	—	706	—	708	—	708
Balance, September 30, 2024	5,704	57	$—	443,783	(10,033)	433,807	9,900	$443,707

Balance, June 30, 2023	—	—	$1,080,294	—	—	1,080,294	—	$1,080,294
Net loss	—	—	(736,154)	—	—	(736,154)	—	(736,154)
Net transfers from parent	—	—	30,663	—	—	30,663	—	30,663
Balance, September 30, 2023	—	—	$374,803	—	—	374,803	—	$374,803

Balance, December 31, 2023	—	—	$384,893	—	—	384,893	—	$384,893
Net income (loss)	—	—	(101,553)	—	(10,033)	(111,586)	237	(111,349)
Net transfers from parent	—	—	169,692	—	—	169,692	—	169,692
Issuance of noncontrolling interests	—	—	(9,900)	—	—	(9,900)	9,900	—
Reclassification of net parent investment to common stock and additional paid in capital	5,522	55	(443,132)	443,077	—	—	—	—
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	—	(237)	(237)
Stock compensation	182	2	—	706	—	708	—	708
Balance, September 30, 2024	5,704	57	$—	443,783	(10,033)	433,807	9,900	$443,707

Balance, December 31, 2022	—	—	$1,096,186	—	—	1,096,186	—	$1,096,186
Net loss	—	—	(802,057)	—	—	(802,057)	—	(802,057)
Net transfers from parent	—	—	80,674	—	—	80,674	—	80,674
Balance, September 30, 2023	—	—	$374,803	—	—	374,803	—	$374,803

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Notes to Condensed Consolidated and Combined Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1.	Summary of Significant Accounting Policies

Description of the Company

On July 31, 2024, the previously announced separation (the “Separation”) of Seaport Entertainment Group Inc. (“SEG” or the “Company”) from Howard Hughes Holdings Inc. (“HHH”) was completed. The Separation was achieved through HHH’s pro rata distribution of 100% of the then-outstanding shares of SEG common stock to HHH’s stockholders  in a distribution intended to be tax-free for U.S. federal income tax purposes, except for cash received in lieu of fractional shares of common stock (the “Separation”). Under the terms of the Separation, each stockholder who held HHH common stock as of the close of business on July 29, 2024, the record date for the distribution, received one share of SEG common stock for every nine shares of HHH common stock held as of the close of business on such date. SEG common stock began trading on the NYSE American stock exchange on August 1, 2024, under the symbol “SEG”.

Prior to the Separation, the Company’s portfolio consisted of the Seaport Entertainment division of Howard Hughes (the “Seaport Entertainment division”), which included HHH’s entertainment-related real estate assets and operations, which are primarily in New York and Las Vegas, including the Seaport neighborhood in Lower Manhattan (the “Seaport”), 250 Water Street, a one-acre development site directly adjacent to the Seaport, a 25% ownership stake in Jean-Georges Restaurants as well as other partnerships, the Las Vegas Aviators Triple-A Minor League Baseball team (the “Aviators”) and the Las Vegas Ballpark, and an interest in and to 80% of the air rights above the Fashion Show mall in Las Vegas.

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

Also in connection with the Separation, on July 31, 2024, the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) with HHH, as lender. The Revolving Credit Agreement provides for a revolving commitment of $5.0 million, with an interest rate of 10.0% and a term of 1 year, which may be extended for an additional 6 months at the discretion of HHH. The Revolving Credit Agreement requires the Company to comply with a number of customary covenants and includes customary provisions relating to the occurrence of events of default. The Company’s obligation under the Revolving Credit Agreement are unsecured, and the agreement provides for the mandatory prepayment of any revolving loans from the net proceeds of the Rights Offering (defined below) and asset sales by the Company. The Company does not currently have any outstanding borrowings under this agreement, nor were there any outstanding borrowings at the completion of the Rights Offering.

Further in connection with certain restructuring transactions to effectuate the Separation, on July 31, 2024, a subsidiary of HHH that became the Company’s subsidiary in connection with the Separation issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million (the “Series A Preferred Stock”). The Series A Preferred Stock ranks senior to the Company’s interest in its subsidiary with respect to dividend rights and rights upon liquidation, dissolution and other considerations. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock is not redeemable by the Company prior to July 11, 2029 except under limited circumstances intended to preserve certain tax benefits for HHH.

On September 23, 2024, the Company commenced a rights offering (the “Rights Offering”), in the form of a pro rata distribution at no charge to holders of SEG common stock of transferable subscription rights to purchase up to an aggregate of 7,000,000 shares of its common stock at a cash subscription price of $25.00 per whole share. In connection with the Rights Offering, and prior to the Separation, the Company entered into a backstop agreement with Pershing Square, which through investment funds advised by it, is SEG’s largest stockholder. Pursuant to that agreement Pershing Square agreed to (i) exercise its pro rata subscription right with respect to the Rights Offering at a price of $25.00 per share of the Company’s common stock and (ii) purchase any shares not purchased upon the expiration of the Rights Offering at the Rights Offering price, up to $175 million in the aggregate. On October 17, 2024, the Company completed the Rights Offering and issued an aggregate 7.0 million shares of common stock at the subscription price of $25.00 per whole share for total gross proceeds of $175.0 million.

Principles of Combination and Basis of Presentation

The accompanying Unaudited Condensed Consolidated and Combined Financial Statements represent the assets, liabilities, and operations of Seaport Entertainment Group Inc. as well as the assets, liabilities and operations related to the Seaport Entertainment division of Howard Hughes prior to the Separation that were transferred to Seaport Entertainment Group Inc. on July 31, 2024 in connection with the Separation. The results of Seaport Entertainment Group Inc. are referred to throughout these Unaudited Consolidated and Combined Financial Statements as “Seaport Entertainment Group,” “SEG,” “the Company,” “we,” “us” or “our”.

The accompanying Unaudited Condensed Consolidated and Combined Financial Statements as of September 30, 2024 and for the nine and three months ended September 30, 2024 have been prepared on a standalone basis derived from the consolidated financial statements and accounting records of SEG from August 1, 2024 to September 30, 2024 and from the combined financial statements and accounting records of HHH for January 1, 2024 to July 31, 2024. The accompanying Unaudited Condensed Combined Financial Statements as of December 31, 2023 and for the three and nine months ended September 30, 2023 have been prepared on a standalone basis derived from the combined financial statements and accounting records of HHH. These statements reflect the unaudited condensed consolidated and combined historical results of operations, financial position, and cash flows of Seaport Entertainment Group in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The Condensed Combined Balance Sheet information at December 31, 2023 was derived from annual audited financial statements but does not include all disclosures required by GAAP. The results of operations for the quarter and year-to-date period ended September 30, 2024, are not necessarily indicative of the results to be expected for other interim periods or the full year.

The Condensed Combined Balance Sheet as of December 31, 2023, and the Unaudited Condensed Combined Financial Statements for the periods from January 1, 2024 to July 31, 2024 and from January 1, 2023 to September 30, 2023 are presented as if Seaport Entertainment Group had been carved out of HHH. These Unaudited Condensed Combined Financial Statements include the attribution of certain assets and liabilities that have been held at HHH which are specifically identifiable or attributable to the Company. The assets and liabilities in the carve-out financial statements have been presented on a historical cost basis.

All significant intercompany transactions within the Company have been eliminated. All transactions between the Company and HHH are considered to be effectively settled in the Unaudited Condensed Consolidated and Combined Financial Statements at the time the transaction is recorded, other than transactions described in Note 13 – Related-Party Transactions that have historically been settled in cash. The total net effect of the settlement of these intercompany transactions is reflected in the Unaudited Condensed Consolidated and Combined Statements of Cash Flows as a financing activity and in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2024 as an adjustment to additional paid-in capital and in the Unaudited Condensed Combined Balance Sheet as of December 31, 2023 as net parent investment.

These Unaudited Condensed Consolidated and Combined Financial Statements include expense allocations for: (1) certain support functions that are provided on a centralized basis within HHH, including, but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, facilities, and risk management; and (2) employee benefits and compensation, including stock-based compensation. These expenses have been allocated to the Company on the basis of direct time spent on Company projects where identifiable, with the remainder allocated on a basis of revenue, headcount, payroll costs, or other applicable measures. For an additional discussion and quantification of expense allocations, see Note 13 – Related-Party Transactions.

Management believes the assumptions underlying these Unaudited Condensed Consolidated and Combined Financial Statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. Nevertheless, the Unaudited Condensed Consolidated and Combined Financial Statements may not reflect the results of operations, financial position and cash flows had the Company been a standalone company during the periods presented. Actual costs that the Company may have incurred had it been a standalone company would depend on several factors, including the chosen organization structure, whether functions were outsourced or performed by its employees and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Debt obligations and related financing costs of HHH have not been included in the Unaudited Condensed Consolidated and Combined Financial Statements of the Company, because the Company’s business was not a party to the obligations between HHH and the debt holders. Further, the Company did not guarantee any of HHH’s debt obligations.

The income tax provision in the Unaudited Condensed Consolidated and Combined Statements of Operations has been calculated as if the Company was operating on a standalone basis and filed separate tax returns in the jurisdictions in which it operates. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the carve-out.

HHH maintains stock-based compensation plans at a corporate level. The Company’s employees participated in such plans prior to the Separation and the portion of the cost of those plans related to the Company’s employees is included in the Unaudited Condensed Combined Statements of Operations from January 1, 2024 to July 31, 2024 and from January 1, 2023 to December 31, 2023. However, the Unaudited Condensed Combined Balance Sheets as of December 31, 2023 do not include any equity issued related to stock-based compensation plans. Prior to the Separation, the Company established the Seaport Entertainment Group Inc. 2024 Equity Incentive Plan, and subsequent to July 31, 2024, the Company issued stock-based awards pursuant to such plan – see Note 11 – Equity.

The equity balance in these Unaudited Condensed Consolidated and Combined Financial Statements as of December 31, 2023 represents the excess of total assets over total liabilities, including intercompany balances between the Company and HHH (net parent investment).

Liquidity and Going Concern

The Company historically managed liquidity risk by effectively managing its operations, capital expenditures, development and redevelopment activities, and cash flows, making use of a central treasury function and other shared services provided by HHH. Prior to the Separation, the Company did not have, nor did it expect to generate from operations, adequate liquidity to fund its operations for the next twelve months. To mitigate such conditions, HHH contributed capital of $23.4 million to the Company on July 31, 2024, prior to the Separation, to support the operating, investing, and financing activities of the Company, and the Company launched the Rights Offering, pursuant to which the Company received gross proceeds of $175.0 million upon its closing on October 17, 2024. The Company has additional access to liquidity up to $5.0 million under the Revolving Credit Agreement.

Management believes that cash on hand, including the $175.0 million of gross proceeds from the Rights Offering, and the contribution of $23.4 million of cash by HHH pursuant to the separation and distribution agreement will provide sufficient liquidity to meet the Company’s projected obligations for at least twelve months.

The Unaudited Consolidated and Combined Financial Statements for the Company have been prepared on the basis of accounting policies applicable to a going concern. The going concern basis presumes that for the foreseeable future, funds will be available to finance future operations and that the realization of assets and settlement of liabilities, contingent obligations and commitments will occur in the ordinary course of business.

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

Fair Value Measurements

For assets and liabilities accounted for or disclosed at fair value, the Company utilizes the fair value hierarchy established by the accounting guidance for fair value measurements and disclosures to categorize the inputs to valuation techniques used to measure fair value into three levels. The three levels of inputs are as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities at date of purchase of three months or less and deposits with major banks throughout the United States. Such deposits are in excess of FDIC limits and are placed with high-quality institutions in order to minimize the concentration of counterparty credit risk.

Restricted Cash

Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to the payment of principal and interest on the Company’s outstanding mortgages payable. In August 2024, following the final resolution of the 250 Water Street litigation, the escrow amount of $40 million related to 250 Water Street was released to the City of New York. See Note 7 – Commitments and Contingencies for additional information on the 250 Water Street litigation.

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

Other receivables are primarily related to short-term trade receivables. The Company is exposed to credit losses through the sale of goods and services to customers. As required under ASC 326 Financial Instruments – Credit Losses (ASC 326), the Company assesses its exposure to credit loss related to these receivables on a quarterly basis based on historical collection experience and future expectations by portfolio. As of September 30, 2024, and December 31, 2023, there were no material past due receivables and there have been no material write-offs or recoveries of amounts previously written-off.

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Unaudited Condensed Consolidated and Combined Balance Sheets as of:

	September 30,	December 31,
in thousands	2024	2023
Tenant receivables	$127	$875
Straight-line rent receivables	2,618	3,353
Other receivables	6,606	9,444
Accounts receivable, net (a)	$9,351	$13,672
(a)	As of September 30, 2024, and December 31, 2023, the total reserve balance was $3.5 million and $1.4 million, respectively.

The following table summarizes the impacts of the collectability reserves in the accompanying Unaudited Condensed Consolidated and Combined Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
in thousands	2024	2023	2024	2023
Statements of Operations Location
Rental revenue	$970	$75	$1,427	$257
Provision for (recovery of) doubtful accounts	298	104	2,558	91
Total (income) expense impact	$1,268	$179	$3,985	$348

As of September 30, 2024, two related parties had accounts receivable balances of $2.3 million and $1.4 million, which represented approximately 24.5% and 15.1% of the Company’s accounts receivable, respectively. See Note 13 – Related-Party Transactions for additional information.

As of December 31, 2023, two customers had an accounts receivable balance of $2.1 million and $1.7 million, which represented approximately 15.1% and 12.2% of the Company’s accounts receivable balance, respectively. Additionally, one related party had an accounts receivable balance of $3.1 million, which represented approximately 22.8% of the Company’s accounts receivable. See Note 13 – Related-Party Transactions for additional information.

Deferred Offering Costs

Deferred offering costs represent amounts paid for legal, accounting, consulting and other offering expenses in conjunction with the proposed or actual offering of securities and are recorded as a reduction against the gross proceeds of the offering.  Deferred offering costs are included as part of other assets in the Unaudited Condensed Consolidated and Combined Balance Sheets and netted against additional paid-in capital upon closing of the offering.

Stock-Based Compensation

Prior to the Separation on July 31, 2024, certain employees of the Company participated in HHH’s stock-based compensation plans. Stock-based compensation expense was attributed to the Company based on the awards and terms previously granted to those employees and was recorded in the Unaudited Condensed Consolidated and Combined Statements of Operations.  Subsequent to the Separation, the Company issued stock options, restricted stock and restricted stock units.  Stock-based compensation expense is measured based on the grant date fair value of those awards and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, except for shares of stock granted to non-employee directors which, unless otherwise provided under the applicable award agreement, are fully vested, and are expensed at the grant date. Stock-based compensation expense is based on awards outstanding, and forfeitures are recognized as they occur. Stock-based compensation expense is included as part of expenses in the accompanying Unaudited Condensed Consolidated and Combined Statements of Operations.

Earnings (Loss) per Share

For the periods ending after the date of Separation, basic earnings per share (“EPS”) attributable to the Company’s common stockholders is based upon net income (loss) attributable to the Company’s common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock, restricted stock units and the exercise of stock options only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents would be antidilutive due to losses from continuing operations.

Impairment

The Company reviews its long-lived assets (including those held by its unconsolidated ventures) for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future economic conditions, such as occupancy, rental rates, capital requirements and sales values that could differ materially from actual results in future periods. If impairment indicators exist and it is expected that undiscounted cash flows generated by the asset are less than its carrying amount, an impairment provision is recorded to write down the carrying amount of the asset to its fair value.

Impairment indicators include, but are not limited to, significant changes in projected completion dates, stabilization dates, operating revenues or cash flows, development costs, circumstances related to ongoing low occupancy, and market factors.

The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, pricing, development costs, sales pace and capitalization rates, and estimated holding periods for the applicable assets. Although the estimated fair value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount is not expected to be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset. Assets that have been impaired will in the future have lower depreciation and cost of sale expenses. The impairment will have no impact on cash flow.

Revenue Recognition and Related Matters

Sponsorships, Events, and Entertainment Revenue

Sponsorships, events, and entertainment revenue related to contracts with customers is generally comprised of baseball-related ticket sales, concert-related ticket sales, events-related service revenue, concession sales, and advertising and sponsorships revenue. Baseball season ticket sales are recognized over time as games take place. Single baseball and concert tickets are recognized at a point in time. The baseball and concert related payments are made in advance or on the day of the event. Events-related service revenue is recognized at the time the customer receives the benefit of the service, with a portion of related payments made in advance, as per the agreements, and the remainder of the payment made on the day of the event. For concession sales, the transaction price is the net amount collected from the customer at the time of service and revenue is recognized at a point in time when the food or beverage is provided to the customer. In all other cases, the transaction prices are fixed, stipulated in the ticket, and representative in each case of a single performance obligation.

Baseball-related and other advertising and sponsorship agreements allow third parties to display their advertising and products at the Company‘s venues for a certain amount of time and relate to a single performance obligation. The agreements generally cover a baseball season or other contractual period of time, and the related revenue is generally recognized on a straight-line basis over time, as time elapses, unless a specific performance obligation exists within the sponsorship contract where point-in-time delivery occurs and recognition at a specific performance or delivery date is more appropriate. Consideration terms for these services are fixed in each respective agreement and paid in accordance with individual contractual terms.

Sponsorships, events, and entertainment revenue is disclosed net of any refunds, which are settled and recorded at the time of an event cancellation. The Company does not accrue or estimate any obligations related to refunds.

Hospitality Revenue

Hospitality revenue is generated by the Seaport restaurants. The transaction price is the net amount collected from the customer and is recognized as revenue at a point in time when the food or beverage is provided to the customer. These transactions are ordinarily settled with cash or credit card over a short period of time.

Rental Revenue

Rental revenue is associated with the Company’s Landlord Operations assets and is comprised of minimum rent, percentage rent in lieu of fixed minimum rent, tenant recoveries, and overage rent.

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues also include amortization related to above and below-market tenant leases on acquired properties. Rent payments for landlord assets are due on the first day of each month during the lease term.

Recoveries from tenants are stipulated in the leases, are generally computed based upon a formula related to real estate taxes, insurance, and other real estate operating expenses, and are generally recognized as revenues in the period the related costs are incurred.

Overage rent is recognized on an accrual basis once tenant sales exceed contractual thresholds contained in the lease and is calculated by multiplying the tenant sales in excess of the minimum amount by a percentage defined in the lease.

If the lease provides for tenant improvements, the Company determines whether the tenant improvements are owned by the tenant or by the Company. When the Company is the owner of the tenant improvements, rental revenue begins when the improvements are substantially complete. When the tenant is the owner of the tenant improvements, any tenant allowance funded by the Company is treated as a lease incentive and amortized as an adjustment to rental revenue over the lease term.

Other Revenue

Other revenue is comprised of parking revenue and other miscellaneous revenue. Other revenue is recognized at a point in time, at the time of sale when payment is received, and the customer receives the good or service. In all cases, the transaction prices are fixed, stipulated in the contract or product, and representative in each case of a single performance obligation.

Recently Issued or Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Improvement to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. It does not change the definition of a segment, the method for determining segments, the criteria for aggregating operating segments into reportable segments, or the current specifically enumerated segment expenses that are required to be disclosed. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance and its impact on the Company’s Condensed Consolidated and Combined Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance and its impact on the Company’s Condensed Consolidated and Combined Financial Statements.

2.	Investments in Unconsolidated Ventures

In the normal course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with businesses that operate at the Company’s real estate assets and other hospitality and entertainment-related investments. The Company does not consolidate the investments in the periods presented below as it does not have a controlling financial interest in these ventures. As such, the Company primarily reports its interests in accordance with the equity method. Additionally, the Company evaluates its equity method investments for significance in accordance with Regulation S-X, Rule 3-09 and Regulation S-X, Rule 4-08(g) and presents separate annual financial statements or summarized financial information, respectively, as required by those rules.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings (Losses)/ Dividends
					Three months ended		Nine months ended
	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
in thousands except percentages	2024	2023	2024	2023	2024	2023	2024	2023
Equity Method Investments
The Lawn Club (b)	50%	50%	$5,961	$1,266	$364	$—	$400	$—
Ssäm Bar (c)	—%	50%	—	—	181	(5,478)	181	(5,981)
Tin Building by Jean-Georges (b) (d) (f)	65%	65%	3,812	11,658	(7,970)	(9,879)	(24,688)	(30,736)
Jean-Georges Restaurants	25%	25%	14,106	14,535	(153)	(31,262)	(303)	(31,618)
			23,879	27,459	(7,578)	(46,619)	(24,410)	(68,335)
Other equity investments (e)			10,000	10,000	—	—	—	—
Investments in unconsolidated ventures			$33,879	$37,459	$(7,578)	$(46,619)	$(24,410)	$(68,335)
(a)	Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)	For these equity method investments, various provisions in the venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and preferred returns may result in the Company’s economic interest differing from its stated interest or final profit-sharing interest. For these investments, the Company recognizes income or loss based on the venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing interest.
(c)	The Ssäm Bar joint venture was liquidated in May 2024. Refer to discussion below for additional details.
(d)	Classified as a VIE; however, the Company is not the primary beneficiary and accounts for its investment in accordance with the equity method. Refer to discussion below for additional information.
(e)	Other equity investments represent investments not accounted for under the equity method. As of September 30, 2024, Other equity investments consist of $10.0 million of warrants, which represents cash paid by the Company for the option to acquire additional ownership interest in Jean-Georges Restaurants. The Company elected the measurement alternative as this investment does not have readily determinable fair value. There was no impairment, or upward or downward adjustment to the carrying amount of this security either during the current year, or cumulatively. Refer to discussion below for additional detail.
(f)	These investments were impaired as part of the Seaport impairment recognized in 2023. Refer to specific investment discussion below and Note 3 – Impairment for additional information.

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

As of September 30, 2024, the Tin Building by Jean-Georges is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company further concluded that it is not the primary beneficiary of the VIE as it does not have the power to direct the restaurant-related activities that most significantly impact its economic performance. As the Company is unable to quantify the maximum amount of additional capital contributions that may be funded in the future associated with this investment, the Company’s maximum exposure to loss is currently equal to the $4.3 million carrying value of the investment as of September 30, 2024. The Company funded capital contributions of $16.8 million for the nine months ended September 30, 2024, and $48.1 million for the year ended December 31, 2023.

The Company’s investment in the Tin Building by Jean-Georges meets the threshold for disclosure of summarized financials for the nine months ended September 30, 2024, and 2023. Relevant financial statement information is summarized as follows:

	September 30,	December 31,
in thousands	2024	2023
Balance Sheet
Total Assets	$90,193	$96,555
Total Liabilities	85,201	83,716
Total Equity	$4,992	$12,839

	Three months ended		Nine months ended
	September 30,		September 30,
in thousands	2024	2023	2024	2023
Income Statement
Revenues	$8,068	$8,349	$23,134	$23,572
Gross Margin	5,454	5,579	15,380	15,321
Net Loss	$(7,970)	$(8,697)	$(24,688)	$(29,554)

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

Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. Per the warrant agreement, the $10.0 million is to be used for working capital of Jean-Georges Restaurants. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation and will expire on March 2, 2026. As of September 30, 2024, this warrant had not been exercised. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges.

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

During the three months ended September 30, 2023, the Company recorded a $709.5 million impairment charge related to Seaport properties in the Landlord Operations segment and investments in the Hospitality segment. The Company recognized the impairment due to decreases in estimated future cash flows due to significant uncertainty of future performance as stabilization and profitability are taking longer than expected, pressure on the current cost structure, decreased demand for office space, as well as an increase in the capitalization rate and a decrease in restaurant multiples used to evaluate future cash flows. The Company used a discounted cash flow analysis to determine fair value, with capitalization rates ranging from 5.5% to 6.75%, discount rates ranging from 8.5% to 13.3%, and restaurant multiples ranging from 8.3 to 11.8.

The assumptions and estimates included in the Company’s impairment analysis require significant judgment about future events, market conditions, and financial performance. Actual results may differ from these assumptions. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future.

There were no impairments recorded in the nine months ended September 30, 2024. The following table summarizes the pre-tax impacts of the impairment mentioned above to the Combined Statements of Operations for the year ended December 31, 2023.

in thousands	Statements of Operations Line Item	2023
Building and equipment	Provision for impairment	$445,818
Land	Provision for impairment	11,734
Developments	Provision for impairment	214,940
Net investments in real estate		672,492
Investments in unconsolidated ventures	Equity in losses from unconsolidated ventures	37,001
Total impairment (a)		$709,493
(a)	Impairment charges relate to the Company’s investments in Jean-Georges Restaurants, Ssäm Bar, and Tin Building by Jean-Georges unconsolidated ventures. See Note 2 – Investments in Unconsolidated Ventures for additional information.

4.	Other Assets and Liabilities

Other Assets, net

The following table summarizes the significant components of Other assets, net:

	September 30,	December 31,
in thousands	2024	2023
Intangibles	$18,168	$20,534
Security and other deposits	11,116	14,190
Food and beverage and merchandise inventory	2,493	2,718
Prepaid expenses	4,135	1,524
Other	4,408	146
Other assets, net	$40,320	$39,112

Accounts Payable and Other Liabilities

The following table summarizes the significant components of Accounts payable and other liabilities:

	September 30,	December 31,
in thousands	2024	2023
Deferred income	$4,327	$4,030
Accounts payable and accrued expenses	16,843	4,285
Construction payables	335	12,477
Accrued payroll and other employee liabilities	4,473	4,885
Accrued interest	1,122	1,000
Tenant and other deposits	1,230	554
Other	595	908
Accounts payable and other liabilities	$28,925	$28,139

5.	Mortgages Payable, Net

Mortgages Payable

Mortgages payable, net are summarized as follows:

	September 30,	December 31,
in thousands	2024	2023
Fixed-rate debt
Secured mortgages payable	$42,050	$42,990
Variable-rate debt
Secured mortgages payable	61,300	115,000
Unamortized deferred financing costs	(808)	(2,362)
Mortgages payable, net	$102,542	$155,628

As of September 30, 2024, land, buildings and equipment, developments, and other collateral with an aggregate net book value of $237.8 million have been pledged as collateral for the Company’s debt obligations. Secured mortgages payable are without recourse to the Company at September 30, 2024.

Secured Mortgages Payable

The Company’s outstanding mortgages are collateralized by certain of the Company’s real estate assets. The Company’s fixed-rate debt obligation requires semi-annual installments of principal and interest, and the Company’s variable-rate debt requires monthly installments of only interest. As of September 30, 2024, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development.

The following table summarizes the Company’s secured mortgages payable:

	September 30, 2024			December 31, 2023
		Interest			Interest
$in thousands	Principal	Rate	Maturity Date	Principal	Rate	Maturity Date
Fixed rate (a)	$42,050	4.92%	December 15, 2039	$42,990	4.92%	December 15, 2039
Variable rate (b) (c)	61,300	10.15%	July 1, 2029	115,000	9.21%	September 1, 2026
Secured mortgages payable	$103,350			$157,990
(a)	The Company has one fixed-rate debt obligation as of September 30, 2024, and December 31, 2023. The interest rate presented is based upon the coupon rate of the debt.
(b)	The Company has one variable-rate debt obligation as of September 30, 2024, and December 31, 2023. The interest rate presented is based on the applicable reference interest rate as of September 30, 2024, and December 31, 2023.
(c)	The Company has a total return swap with the lender in connection with its variable-rate debt. At September 30, 2024, the assumed rate of the indebtedness associated with our variable-rate debt obligation is based on SOFR + 4.5%, which is the combination of the interest rates on two instruments: (i) the variable-rate debt obligation, pursuant to which the Company is obligated to pay the lender an amount equal to SOFR + 5.0%, and (ii) the total return swap, pursuant to which the Company is entitled to receive 0.5% from the lender. The cash flows from this total return swap does not vary based on any underlying and there is no net settlement, as such, it is not considered to meet the criteria of ASC 815 “Derivatives and Hedging” and determined to not be a derivative.

During the nine months ended September 30, 2024, the Company’s mortgage activity included a $0.9 million repayment of our fixed rate debt.

In connection with and prior to the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced, with HHH paying down $53.7 million of the outstanding principal balance and SEG refinancing the remaining $61.3 million at an interest rate of SOFR plus a margin of 4.5% and scheduled maturity date of July 1, 2029.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

		September 30, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
in thousands	Hierarchy	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and Restricted cash	Level 1	$27,768	$27,768	$43,845	$43,845
Accounts receivable, net (a)	Level 3	9,351	9,351	13,672	13,672
Liabilities:
Fixed-rate debt (b)	Level 2	42,050	39,809	42,990	38,906
Variable-rate debt (b)	Level 2	$61,300	$61,300	115,000	115,000
(a)	Accounts receivable, net is shown net of an allowance of $3.5 million at September 30, 2024 and $1.4 million at December 31, 2023, respectively. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
(b)	Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash and Accounts receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the SOFR or U.S. Treasury obligation interest rates as of September 30, 2024. Refer to Note 5 - Mortgages Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amount for the Company’s variable-rate debt approximates fair value given that the interest rate is variable and adjusts with current market rates for instruments with similar risks and maturities.

7.	Commitments and Contingencies

Litigation

In the normal course of business, from time to time, the Company is involved in legal proceedings relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from normal course of business legal actions are not expected to have a material effect on the Company’s consolidated and combined financial position, results of operations, or liquidity.

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

Operating Leases

The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net, and Operating lease obligations on the Unaudited Condensed Consolidated and Combined Balance Sheets. See Note 10 – Leases for additional information. Contractual rental expense was $1.3 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively, and $5.0 million and $5.6 million or the nine months ended September 30, 2024, and 2023, respectively. The amortization of straight‑line rents included in the contractual rent amount was $0.2 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $1.4 million and $1.9 million for the nine months ended September 30, 2024, and 2023, respectively.

8.	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The Company generated operating losses in the interim periods presented. The income tax benefit recognized related to this loss was zero for the three and nine months ended September 30, 2024, and 2023, after an assessment of the available positive and negative evidence, which causes the Company’s effective tax rate to deviate from the federal statutory rate.

9.	Revenues

Revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following presents the Company’s revenues disaggregated by revenue source:

	Three months ended September 30,		Nine months ended September 30,
in thousands	2024	2023	2024	2023
Revenues from contracts with customers
Recognized at a point in time or over time
Sponsorships, events, and entertainment revenue	$24,703	$24,482	$47,534	$50,643
Other revenue	12	1	94	4
Total	24,715	24,483	47,628	50,647

Recognized at a point in time
Hospitality revenue	8,817	10,677	21,735	25,633

Rental and lease-related revenues
Rental revenue	6,165	5,326	18,929	16,495
Total revenues	$39,697	$40,486	$88,292	$92,775

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to deferred Aviators and Seaport concert series ticket sales and sponsorship revenues. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

Contract
in thousands	Liabilities
Balance at December 31, 2022	$4,740
Consideration earned during the period	(37,240)
Consideration received during the period	36,152
Balance at September 30, 2023	$3,652

Balance at December 31, 2023	$3,707
Consideration earned during the period	(38,525)
Consideration received during the period	39,145
Balance at September 30, 2024	$4,327

Remaining Unsatisfied Performance Obligation

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of the 2024 Aviators baseball season and 2024 concert series, as well as performance under various sponsorship agreements. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations from contracts with customers as of September 30, 2024, is $17.5 million. The Company expects to recognize this amount as revenue over the following periods:

	Less than 1		3 years and
in thousands	year	1-2 years	thereafter	Total
Total remaining unsatisfied performance obligations	$8,061	$3,394	$6,080	$17,535

The Company’s remaining performance obligations are adjusted to reflect any known contract cancellations, revisions to customer agreements, and deferrals, as appropriate.

During the three months ended September 30, 2024, and 2023, no customers accounted for greater than 10% of the Company’s revenue.

During the nine months ended September 30, 2024, revenue from one customer accounted for approximately 10.1% of the Company’s total revenue, respectively, through a related-party transaction. See Note 13 – Related-Party Transactions for additional information. During the nine months ended September 30, 2023, no customers accounted for greater than 10% of the Company’s revenue.

10.	Leases

Lessee Arrangements

The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net, and Operating lease obligations on the Unaudited Condensed Consolidated and Combined Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases. The Company elected the practical expedient to not separate lease components from non-lease components of its lease agreements for all classes of underlying assets. Certain of the Company’s lease agreements include non-lease components such as fixed common area maintenance charges. The Company applies Leases (Topic 842) to the single combined lease component.

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

The Company’s leased assets and liabilities are as follows:

	September 30,	December 31,
in thousands	2024	2023
Assets
Operating lease right-of-use assets, net	$39,284	$40,884
Liabilities
Operating lease obligations	$47,630	$48,153

The components of lease expense are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in thousands	2024	2023	2024	2023
Operating lease cost	$1,126	$1,532	$4,221	$4,570
Variable lease cost	144	324	764	1,024
Total lease cost	$1,270	$1,856	$4,985	$5,594

Future minimum lease payments as of September 30, 2024, are as follows:

in thousands	Operating Leases
Remainder of 2024	$1,090
2025	4,386
2026	3,427
2027	2,760
2028	2,819
Thereafter	225,727
Total lease payments	240,209
Less: imputed interest	(192,579)
Present value of lease liabilities	$47,630

Other information related to the Company’s lessee agreements is as follows:

Supplemental Unaudited Condensed Combined Statements of Cash Flows Information	Nine months ended September 30,
in thousands	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$3,237	$3,192

	September 30,	September 30,
Other Information	2024	2023
Weighted-average remaining lease term (years)
Operating leases	44.7	45.0
Weighted-average discount rate
Operating leases	7.8%	7.5%

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

	Three months ended September 30,		Nine months ended September 30,
in thousands	2024	2023	2024	2023
Total minimum rent payments	$5,517	$4,366	$15,939	$12,910

Total future minimum rents associated with operating leases are as follows as of September 30, 2024:

Total Minimum
in thousands	Rent
Remainder of 2024	$5,252
2025	21,859
2026	19,477
2027	19,603
2028	19,701
Thereafter	106,223
Total	$192,115

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues reported on the Unaudited Condensed Consolidated and Combined Statements of Operations also include amortization related to above and below‑market tenant leases on acquired properties.

11.	Equity

Stock-Based Compensation

Prior to and in connection with the Separation, the Company established the Seaport Entertainment Group Inc. 2024 Equity Incentive Plan (the “Plan”) with the purpose of attracting, retaining and motivating officers, employees, non-employee directors, and consultants providing services to the Company and promoting the success of the Company’s business by providing the participants of the Plan with equity incentives. In addition, the Plan is intended to govern awards granted pursuant to or resulting from the adjustment and/or conversion of awards originally granted prior to the Separation under the Howard Hughes Corporation 2020 Equity Incentive Plan and under the Howard Hughes Corporation Amended and Restated 2010 Incentive Plan in accordance with the terms of the employee matters agreement entered into in connection with the Separation.

The Plan was approved prior to the Separation by HHH, at the time the Company’s sole stockholder, and is administered by the compensation committee of the board of directors (the “Committee”). The Plan authorizes the Committee to grant stock-based compensation awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards, to eligible participants. The Committee has the full power to interpret and administer the Plan and award agreements, subject to the limitations set forth in the Plan. A total of 6.8 million shares of Class A common stock were initially reserved for issuance under the Plan. At September 30, 2024, approximately 5.9 million shares remained available to be issued.

Restricted Shares and Restricted Stock Unit Awards

In connection with the Separation, shares of HHH restricted stock subject to time-based and performance-based vesting that were previously awarded to certain grantees under the Howard Hughes Corporation 2020 Equity Incentive Plan or the Howard Hughes Corporation Amended and Restated 2010 Incentive Plan were adjusted and converted into shares of restricted stock of the Company that vest in the same percentages, on the same dates and schedule as any shares of HHH restricted stock held by such grantees that were unvested and outstanding immediately prior to the Separation. This conversion resulted in the issuance of total restricted stock awards subject to time-based vesting of 69,997 to non-executive employees and 111,682 to executive officers with fair values of $2.0 million and $3.2 million, respectively.

Also in August 2024, the Company separately issued 76,641 restricted stock unit awards subject to time-based vesting to non-executive employees and a consultant and 168,660 restricted stock unit awards subject to time-based vesting to executive officers, with fair values of $2.0 million and $4.5 million, respectively. Each restricted stock unit award represents a contingent right to receive one share of the Company’s common stock at vesting. The restricted stock unit awards issued under the Plan generally vest over requisite service periods of one to three years, except for the award to one of the Company’s executive officers that cliff vests on August 1, 2029 subject to continued service through that date.

A summary of the activity related to the Company’s restricted stock and restricted stock unit awards are as follows:

		Weighted-Average
	Shares/Units	Grant Fair Value
Unvested at August 1, 2024	-	$-
Granted	426,980	27.24
Vested	-	-
Forfeited	(285)	26.47
Unvested at September 30, 2024	426,695	$27.24

Restricted stock and restricted stock unit awards issued during the nine-months ended September 30, 2024 were valued at $11.6 million and the weighted average per share or unit value was $27.24. At September 30, 2024, unrecognized share-based compensation costs for restricted stock and restricted stock unit awards was $11.1 million which is expected to be recognized over a weighted average period of 3.0 years.

Non-Qualified Stock Options

Non-qualified stock option awards issued under the Plan generally cliff vest over a requisite service period of three to five years and have a term of ten years from the grant date.

The weighted average fair value of non-qualified stock options and the related assumptions used in the Black Scholes model to calculate grant date fair value of the awards are as follows:

September 30, 2024
Weighted-average fair value	$14.46
Dividend yield	0%
Expected volatility of stock	55% to 58%
Risk-free interest rate	3.9% to 4.0%
Expected option life (in years)	6.5 to 7.5
Weighted-average exercise price per share	$35.93

A summary of the activity related to the Company’s non-qualified stock options is as follows:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Life (years)	Value (in thousands)
Outstanding at August 1, 2024	-	$-	-	$-
Granted	478,419	35.93	9.59	408
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2024	478,419	$35.93	9.59	$408
Exercisable	14,964	119.60	1.66	-

Non-qualified stock option awards issued during the nine-months ended September 30, 2024 were valued at $6.9 million. At September 30, 2024, unrecognized share-based compensation costs for non-qualified stock option awards was $6.7 million which is expected to be recognized over a weighted average period of 4.6 years.

Stock-based compensation expense for restricted stock, restricted stock units and non-qualified stock options is generally recognized straight-line over the vesting term of the award, which typically provides for graded or cliff vesting subject to continued employment with the Company. Stock-based compensation is classified in the same financial statement line items as cash compensation. The following table presents the location of stock-based compensation expense on the Unaudited Condensed Consolidated and Combined Statements of Operations (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
in thousands	2024	2023	2024	2023
Expenses
Sponsorships, events, and entertainment costs	$135	$174	$249	$421
Hospitality costs	41	53	68	96
Operating costs	43	447	(541)	690
General and administrative	674	-	1,182	-
Total stock-based compensation expense	$893	$674	$958	$1,207

Earnings Per Share

Earnings per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Stock-based payment awards are included in the calculation of diluted income using the treasury stock method if dilutive.

On the date of Separation, immediately prior to the Separation, there were 5,521,884 shares that were issued and outstanding. This share amount is being utilized for the calculation of basic earnings (loss) per share for all periods in 2023 because the Company was not a standalone public company prior to the date of Separation and there was no stock trading information available to calculate earnings (loss) per share. In addition, for all periods in 2023, the computation of diluted earnings per share equals the basic earnings (loss) per share calculation since there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260 and since common stock equivalents were antidilutive due to losses from operations.

For the three and nine months ended September 30, 2024 and 2023, earnings (loss) per share is computed as follows (amounts in thousands, except per share amounts):

	Three months ended September 30		Nine months ended September 30
in thousands	2024	2023	2024	2023
Numerator - Basic
Net loss	$(32,274)	$(736,154)	$(111,349)	$(802,057)
Preferred distributions to noncontrolling interest in subsidiary	(237)	—	(237)	—
Net loss attributable to common stockholders - basic and diluted	$(32,511)	$(736,154)	$(111,586)	$(802,057)

Denominator
Weighted average shares outstanding - basic	5,522	5,522	5,522	5,522
Effect of dilutive securities	—	—	—	—
Weighted average shares outstanding - diluted	5,522	5,522	5,522	5,522

Earnings (loss) per share - basic and dilutive	$(5.89)	$(133.31)	$(20.21)	$(145.25)

The calculation of diluted earnings per share excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive.

	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
Shares issuable upon exercise of restricted stock and restricted stock units	35,101	35,101
Shares issuable upon exercise of stock options	8,501	8,501

Noncontrolling Interest in Subsidiary

On July 31, 2024, a subsidiary of HHH that became our subsidiary in connection with the Separation, issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million. The Series A Preferred Stock ranks senior to the Company’s interest in our subsidiary with respect to dividend rights and rights upon liquidation, dissolution and other considerations. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock is not redeemable by the Company prior to July 11, 2029 except under limited circumstances intended to preserve certain tax benefits for HHH. Upon consolidation, the issued and outstanding preferred share interest is shown as Noncontrolling interest in subsidiary in our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2024 and the related dividends are reflected as Preferred share distributions in our Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2024.

12.	Segments

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

All operations are within the United States. The Company’s reportable segments are as follows:

●	Landlord Operations – consists of the Company’s rental operations associated with over 478,000 square feet of properties situated in three primary locations at the Seaport in New York, New York: Pier 17, Historic Area/Uplands, and Tin Building, as well as the 250 Water Street development.
●	Hospitality – consists of restaurant and retail businesses in the Historic District and Pier 17 that are owned, either wholly or through joint ventures, and operated by the Company or through license and management agreements, and also includes the equity interest in Jean-Georges Restaurants.
●	Sponsorships, Events, and Entertainment – consists of baseball operations of the Aviators and Las Vegas Ballpark along with sponsorships, events, and other revenue generated at the Seaport in New York, New York.

Segment operating results are as follows:

			Sponsorships,
	Landlord		Events, and
in thousands	Operations	Hospitality	Entertainment	Total
Three months ended September 30, 2024
Total revenues	$6,177	$8,817	$24,703	$39,697
Total segment expenses	(9,012)	(4,670)	(20,002)	(33,684)
Segment Adjusted EBITDA	(2,835)	4,147	4,701	6,013
Depreciation and amortization				(7,694)
Interest expense, net				(3,133)
Equity in losses from unconsolidated ventures				(7,578)
Provision for impairment				—
Loss on early extinguishment of debt				(1,563)
Corporate expenses and other items				(18,319)
Loss before income taxes				(32,274)
Income tax benefit (expense)				—
Net loss				$(32,274)

Three months ended September 30, 2023
Total revenues	$5,327	$10,677	$24,482	$40,486
Total segment expenses	(8,593)	(9,562)	(17,848)	(36,003)
Segment Adjusted EBITDA	(3,266)	1,115	6,634	4,483
Depreciation and amortization				(13,636)
Interest expense, net				(592)
Equity in losses from unconsolidated ventures				(46,619)
Provision for impairment				(672,492)
Loss on early extinguishment of debt				(48)
Corporate expenses and other items				(7,250)
Loss before income taxes				(736,154)
Income tax benefit (expense)				—
Net loss				$(736,154)

			Sponsorships,
	Landlord		Events, and
in thousands	Operations	Hospitality	Entertainment	Total
Nine months ended September 30, 2024
Total revenues	$19,023	$21,735	$47,534	$88,292
Total segment expenses	(27,640)	(20,490)	(42,062)	(90,192)
Segment Adjusted EBITDA	(8,617)	1,245	5,472	(1,900)
Depreciation and amortization				(21,101)
Interest expense, net				(8,889)
Equity in losses from unconsolidated ventures				(24,410)
Provision for impairment				—
Loss on early extinguishment of debt				(1,563)
Corporate expenses and other items				(53,486)
Loss before income taxes				(111,349)
Income tax benefit (expense)				—
Net loss				$(111,349)

Nine months ended September 30, 2023
Total revenues	$16,499	$25,633	$50,643	$92,775
Total segment expenses	(24,233)	(26,805)	(41,270)	(92,308)
Segment Adjusted EBITDA	(7,734)	(1,172)	9,373	467
Depreciation and amortization				(40,036)
Interest expense, net				(1,849)
Equity in losses from unconsolidated ventures				(68,335)
Provision for impairment				(672,492)
Loss on early extinguishment of debt				(48)
Corporate expenses and other items				(19,764)
Loss before income taxes				(802,057)
Income tax benefit (expense)				—
Net loss				$(802,057)

The following represents assets by segment and the reconciliation of total segment assets to Total assets in the Unaudited Condensed Combined Balance Sheets as of:

	September 30,	December 31,
in thousands	2024	2023
Landlord Operations	$404,600	$411,871
Hospitality	65,803	64,816
Sponsorships, Events, and Entertainment	134,666	135,121
Total segment assets	605,069	611,808
Corporate	17,735	5,005
Total assets	$622,804	$616,813

13.	Related-Party Transactions

Prior to the Separation, the Company had not historically operated as a standalone business and had various relationships with HHH whereby HHH provided services to the Company. The Company also engages in transactions with CCMC and generates rental revenue by leasing space to equity method investees, which are related parties, as described below.

Net Transfers from Parent

As discussed in Note 1 – Summary of Significant Accounting Policies in the basis of presentation section and below, net parent investment is primarily impacted by allocation of expenses for certain services related to shared functions provided by HHH prior to the Separation and contributions from HHH which are the result of net funding provided by or distributed to HHH. The components of net parent investment are:

	Three months ended		Nine months ended
	September 30,		September 30,
in thousands	2024	2023	2024	2023
Net transfers from Parent as reflected in the Unaudited Condensed Combined Statements of Cash Flows	$94,594	$29,990	$169,443	$79,467
Non-cash stock compensation expense	185	673	249	1,207
Net transfers from Parent as reflected in the Unaudited Condensed Combined Statements of Equity	$94,779	$30,663	$169,692	$80,674

Corporate Overhead and Other Allocations

Prior to the Separation, HHH provided the Company certain services, including (1) certain support functions that were provided on a centralized basis within HHH, including, but not limited to executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Unaudited Condensed Consolidated and Combined Financial Statements reflect an allocation of these costs. When specific identification or a direct attribution of costs based on time incurred for the Company’s benefit is not practicable, a proportional cost method is used, primarily based on revenue, headcount, payroll costs or other applicable measures.

The allocation of expenses, net of amounts capitalized, from HHH to the Company were reflected as follows in the Unaudited Condensed Consolidated and Combined Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
in thousands	2024	2023	2024	2023
Operating costs	37	290	558	571
General and administrative	5,232	4,267	12,226	10,724
Other income, net	(3)	(10)	(19)	(25)
Total	5,266	4,547	12,765	11,270

Allocated expenses recorded in operating costs, general and administrative expenses, and other income, net in the table above primarily include the allocation of employee benefits and compensation costs, including stock compensation expense, as well as overhead and other costs for shared support functions provided by HHH on a centralized basis prior to the Separation. Operating costs as provided in the table above include immaterial expenses recorded to hospitality costs and sponsorships, events, and entertainment costs with the remainder recorded to operating costs. During the nine months ended September 30, 2024, the Company capitalized costs of $0.3 million and $0.2 million that were incurred by HHH for the Company’s benefit in Developments and Buildings and equipment, respectively. During the nine months ended September 30, 2023, the Company capitalized costs of $1.8 million and $0.4 million that were incurred by HHH for the Company’s benefit in Developments and Building and equipment, respectively.

The financial information herein may not necessarily reflect the combined financial position, results of operations, and cash flows of the Company in the future or what they would have been had the Company been a separate, standalone entity during the period from January 1, 2024 to July 31, 2024 and for the year ended December 31, 2023. Management believes that the methods used to allocate expenses to the Company are reasonable; however, the allocations may not be indicative of actual expenses that would have been incurred had the Company operated as an independent, publicly traded company prior to the date of Separation. Actual costs that the Company may have incurred had it been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by the Company employees and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Unless otherwise stated, these intercompany transactions between the Company and HHH have been included in these Unaudited Condensed Consolidated and Combined Financial Statements and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Unaudited Condensed Consolidated and Combined Statements of Cash Flows as a financing activity and in the Unaudited Condensed Consolidated and Combined Balance Sheets as an adjustment to additional paid-in capital as of September 30, 2024 and net parent investment as of December 31, 2023.

Stock Compensation

Prior to the Separation, the Company’s employees participated in HHH’s stock-compensation plan and the Company is allocated a portion of stock compensation expense based on the services provided to the Company. The non-cash stock compensation expense (income) for employee services directly attributable to the Company totaled $0.2 million for the three months ended September 30, 2024, and $0.3 million for the nine months ended September 30, 2024, compared to $0.7 million for the three months ended September 30, 2023, and $1.2 million for the nine months ended September 30, 2023, and is included within general and administrative expenses in the Unaudited Condensed Consolidated and  Combined Statements of Operations and included in the table above. These expenses are presented net of zero and $0.7 million capitalized to development projects during the three months ended September 30, 2024, and 2023, respectively, and $0.3 million and $1.1 million capitalized to development projects during the nine months ended September 30, 2024, and 2023, respectively. Employee benefits and compensation expense, including stock-based compensation expense, related to the HHH employees who provided shared services to the Company following the Separation pursuant to the transition services agreement entered into in connection with the Separation, have also been allocated to the Company and is recorded in general and administrative expenses in the Unaudited Condensed Consolidated and Combined Statements of Operations and included in the table above.

Related-party Management Fees

Prior to the Separation, HHH provided management services to the Company for managing its real estate assets and the Company reimbursed HHH for expenses incurred and paid HHH a management fee for services provided. The amounts outstanding pursuant to the management fee agreement between the Company and HHH were cash settled each month and are reflected in the Unaudited Condensed Consolidated and Combined Balance Sheets as related-party payables to the extent unpaid as of each balance sheet date. During the nine months ended September 30, 2024, and 2023, the Unaudited Condensed Consolidated and Combined Balance Sheets reflects immaterial outstanding payables due to HHH with respect to the landlord management fees. These landlord management fees amounted to $0.1 million and $0.1 million for the three months ended September 30, 2024, and 2023, and $0.3 million and $0.3 million for the nine months ended September 30, 2024, and 2023, respectively.

As discussed in Note 2 – Investments in Unconsolidated Ventures, CCMC, a wholly owned subsidiary of Jean-Georges Restaurants, which is a related party of the Company, also provides management services for certain of the Company’s retail and food and beverage businesses, either wholly owned or through partnerships with third parties. The Company’s businesses managed by CCMC include, but are not limited to, locations such as The Tin Building by Jean-Georges, The Fulton, and Malibu Farm. Pursuant to the various management agreements, CCMC is responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as the day-to-day operations and accounting for the food and beverage operations. As of September 30, 2024, and December 31, 2023, the Unaudited Condensed Consolidated and Combined Balance Sheets reflect receivables for funds provided to CCMC to fund operations of $1.4 million and $1.2 million, respectively and accounts payable of $0.9 million and $0.2 million, respectively due to CCMC with respect to reimbursable expenses to be funded by the Company. The Company’s related-party management fees due to CCMC amounted to $0.6 million during the three months ended September 30, 2024, and $1.8 million during the nine months ended September 30, 2024, compared to $0.5 million during the three months ended September 30, 2023, and $1.6 million during the nine months ended September 30, 2023.

Related-party Rental Revenue

The Company owns the real estate assets that are leased by Lawn Club and the Tin Building by Jean-Georges. As discussed in Note 2 – Investments in Unconsolidated Ventures, the Company owns a noncontrolling interest in these ventures and accounts for its interests in accordance with the equity method.

As of September 30, 2024, and December 31, 2023, the Unaudited Condensed Consolidated and Combined Balance Sheets reflect accounts receivable of $2.6 million and $0.1 million, respectively, due from these ventures generated by rental revenue earned by the Company.

During the three months ended September 30, 2024, and 2023, the Unaudited Condensed Consolidated and Combined Income Statements reflect rental revenue associated with these related parties of $3.2 million and $2.9 million, respectively. This is primarily comprised of $2.9 million and $2.7 million from the Tin Building by Jean-Georges during the three months ended September 30, 2024, and 2023, respectively.

During the nine months ended September 30, 2024 and 2023, the Unaudited Condensed Consolidated and Combined Income Statements reflect rental revenue associated with these related parties of $9.2 million and $9.1 million, respectively. This is primarily comprised of $8.6 million and $8.7 million from the Tin Building by Jean-Georges during the nine months ended September 30, 2024, and 2023, respectively.

Related-party Other Receivables

As of September 30, 2024, and December 31, 2023, the Unaudited Condensed Consolidated and Combined Balance Sheets include a $0.0 million and $3.1 million receivable related to development costs incurred by the Company, which will be reimbursed by the Lawn Club venture.

14.	Subsequent Events

In September 2024, the Company commenced the Rights Offering, in the form of a pro rata distribution at no charge to holders of our common stock of transferable subscription rights to purchase up to an aggregate of 7,000,000 shares of its common stock at a cash subscription price of $25.00 per whole share. On October 17, 2024,  the Company completed the Rights Offering and issued an aggregate 7.0 million shares of common stock at the subscription price of $25.00 per whole share, for total gross proceeds of $175.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to “Seaport Entertainment Group,” “SEG,” the “Company,” “we,” “us,” or “our” shall mean the assets, liabilities, and operating activities related to the Seaport Entertainment division of Howard Hughes Holdings Inc. (“HHH”) that was transferred to Seaport Entertainment Group Inc. on July 31, 2024 in connection with SEG’s separation from HHH (the “Separation”), as well as the assets, liabilities, and operating activities of Seaport Entertainment Group Inc. The following discussion should be read as a supplement to and should be read in conjunction with our Unaudited Condensed Consolidated and Combined Financial Statements for the three months ended September 30, 2024, and September 30, 2023, and  nine months ended September 30, 2024, and September 30, 2023 (“Unaudited Condensed Consolidated and Combined Financial Statements”) and the related notes which are included elsewhere in this quarterly report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that involve risks, uncertainties, assumptions, and other factors, including those described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of these factors. You are cautioned not to place undue reliance on this information which speaks only as of the date of this Quarterly Report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

All references to numbered Notes are specific to Notes to our Unaudited Condensed Consolidated and Combined Financial Statements included in this Quarterly Report. Capitalized terms used, but not defined, in this MD&A have the same meanings as in such Notes.

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

Our assets included in the Landlord Operations segment primarily sit under a long-term ground lease from the City of New York with an amendment that was executed giving the Company extension options for an additional 49 years from its current expiration in 2071 until 2120. We are focused on continuing to fill vacancies in our Landlord Operations portfolio and believe this to be an opportunity to drive incremental segment growth.

Hospitality. Hospitality represents our ownership interests in various food and beverage operating businesses. We own, either wholly or through partnerships with third parties, and operate, including license and management agreements, fine dining and casual dining restaurants, cocktail bars and entertainment venues (The Fulton, Mister Dips, Carne Mare, Malibu Farm and Pearl Alley), as well as our unconsolidated ventures, the Lawn Club and the Tin Building by Jean-Georges, which offers over 15 culinary experiences, including restaurants, bars, grocery markets, retail, and private dining. These businesses are all our tenants and are part of to our Landlord Operations. We also have a 25% interest in Jean-Georges Restaurants. Creative Culinary Management Company (“CCMC”), a wholly owned subsidiary of Jean-Georges Restaurants and a related party of the Company, provides management services for certain retail and food and beverage businesses in the Seaport. We aim to capitalize on opportunities in the food and beverage space to leverage growing consumer appetite for unique restaurant experiences as a catalyst to further expand the Company’s culinary footprint.

Sponsorships, Events, and Entertainment. Sponsorships, Events, and Entertainment includes the Las Vegas Aviators Triple-A Minor League Baseball team (the “Aviators”) and the Las Vegas Ballpark, our interest in and to the Fashion Show Mall Air Rights, events at the Rooftop at Pier 17, and all of our sponsorship agreements across both the Las Vegas Ballpark and the Seaport. The Aviators are a Triple-A affiliate of the Oakland Athletics and play at the Las Vegas Ballpark, a 10,000-person capacity ballpark located in Downtown Summerlin. The Rooftop at Pier 17, as mentioned in Landlord Operations above, is a premier outdoor concert venue that hosts a popular Summer Concert Series featuring emerging and established musicians alike, and we are exploring opportunities to potentially host an enclosed concert series during the winter for year-round entertainment. We see the Rooftop at Pier 17 as an opportunity to continue to drive events and entertainment growth as the demand for live music is strong and accelerating.

Separation from HHH

On July 31, 2024, HHH completed its spin-off of SEG through the pro rata distribution of all the outstanding shares of common stock of SEG to HHH’s stockholders as of the close of business on the record date of July 29, 2024 (the “Separation”).

In connection with the Separation, on July 31, 2024, the Company entered into a separation and distribution agreement and various other agreements with HHH, including a transition services agreement, an employee matters agreement, a tax matters agreement, and a revolving credit agreement. Additionally, HHH contributed capital of $23.4 million to the Company prior to the Separation to support the operating, investing, and financing activities of the Company. For additional discussion of the Separation, see Note 1 – Significant Accounting Policies in the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included in this Quarterly Report.

Basis of Presentation

Prior to the Separation, we operated as part of HHH and not as a standalone company. The accompanying Unaudited Condensed Consolidated and Combined Financial Statements as of September 30, 2024 and for the nine and three months ended September 30, 2024 have been prepared on a standalone basis derived from the consolidated financial statements and accounting records of SEG from August 1, 2024 to September 30, 2024 and from the combined financial statements and accounting records of HHH for January 1, 2024 to July 31, 2024. The accompanying Unaudited Condensed Combined Financial Statements as of December 31, 2023 and for the three and nine months ended September 30, 2023 have been prepared on a standalone basis derived from the combined financial statements and accounting records of HHH. These statements reflect the combined historical results of operations, financial position, and cash flows of Seaport Entertainment Group in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These statements may not include all expenses that would have been incurred had the Company existed as a separate, stand-alone entity during the periods presented.

These Unaudited Condensed Consolidated and Combined Financial Statements as of December 31, 2023 are presented as if the Company had been carved out of HHH and had been combined for the periods from January 1, 2024 to July 31, 2024 and from January 1, 2023 to September 30, 2023. The Unaudited Condensed Combined Financial Statements include the attribution of certain assets and liabilities that had been held at HHH but which are specifically identifiable or attributable to the business that was transferred to the Company in connection with the Separation.

For an additional discussion on the basis of presentation of these statements, see Note 1 – Significant Accounting Policies in the Notes to Unaudited Condensed Consolidated and Combined Financial Statements included in this Quarterly Report.

Key Factors Affecting Our Business

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report titled “Risk Factors.”

Management Strategies and Operational Changes

As mentioned elsewhere in this Quarterly Report, we historically operated as part of HHH and not as a standalone company. Therefore, our historical results prior to the Separation are reflective of the management strategies and operations of the Company based on the direction and strategies of HHH. Additionally, our historical results reflect the allocation of expenses from HHH associated with certain services prior to the Separation, including (1) certain support functions that were provided on a centralized basis within HHH, including, but not limited to executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. As a separate public company, our ongoing costs related to such support functions may differ from, and will potentially exceed, the amounts that have been allocated to us in these financial statements. Following the Separation, HHH continues to provide some of these services on a transitional basis in exchange for agreed-upon fees. In addition to one-time costs to design and establish our corporate functions, we will also incur incremental costs associated with being a stand-alone public company, including additional labor costs, such as salaries, benefits, and potential bonuses and/or stock based compensation awards for staff additions to establish certain corporate functions historically supported by HHH and not covered by the transition services agreement, and corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees. Following the Separation, our future results and cost structure may differ based on new strategies and operational changes implemented by our management team, which may include changes to our chosen organizational structure, whether functions are outsourced or performed by the Company employees, and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

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

The Tin Building by Jean-Georges is managed by CCMC, a related party that is owned by Jean-Georges Restaurants. The Tin Building by Jean-Georges had a soft opening in August 2022 and a grand opening celebration in late September 2022, with an expanded focus on experiences including in-person dining, retail shopping and delivery. Operating hours were initially constrained due to labor shortages and the venture incurred elevated operating losses during the early months of operations; however, during the fourth quarter of 2022, despite continued labor shortages, operating hours were extended to seven days a week. In 2023, the Tin Building by Jean-Georges was open seven days per week, with strong foot traffic and sales. However, operating losses at the Tin Building by Jean-Georges joint venture remained elevated, as the venture continues to refine its operating model, and the Seaport experienced poor weather conditions throughout 2023 and into the first quarter of 2024. Performance at the Tin Building improved in the second and third quarters of 2024, primarily due to reductions in operating and labor costs. As the Company currently funds any operating shortfall and recognizes all of the economic interest in the venture, the future success of the Tin Building by Jean-George may have a significant impact on our results of operations.

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

Lease Renewals and Occupancy

As of September 30, 2024, and December 31, 2023, the weighted average remaining term of our retail, office, and other properties leases where we are the lessor was approximately seven years, excluding renewal options. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases, re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. As of September 30, 2024, our real estate assets at the Seaport were 68% leased. This includes one lease at Pier 17 that is set to expire in December 2025 and represents 12% of our total 2023 rental revenues. We continue to monitor our lease renewals and occupancy rates.

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

Significant Items Impacting Comparability

Separation Costs. The Company incurred pre-tax charges related to the planned separation from HHH, primarily related to legal and consulting costs, of $6.7 million and $23.8 million for the three months and nine months ended September 30, 2024, respectively. No costs related to the planned separation were incurred or recorded in the Unaudited Condensed Combined Statement of Operations for the three months and nine months ended September 30, 2023.

Shared Service Costs. Prior to the Separation, HHH provided the Company certain services, including (1) certain support functions that were provided on a centralized basis within HHH, including, but not limited to executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Unaudited Consolidated and Condensed Combined Financial Statements reflect an allocation of these costs. When specific identification or a direct attribution of costs based on time incurred for the Company’s benefit is not practicable, a proportional cost method is used, primarily based on revenue, headcount, payroll costs or other applicable measures. The Company recorded expenses associated with shared services that are not directly attributable to the Company of $5.3 million and $4.5 million for the three months ended September 30, 2024, and 2023, respectively, $12.8 million and $11.3 million for the nine months ended September 30, 2024, and 2023, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024, and 2023

The following table sets forth our operating results:

	Three Months Ended September 30,		Change
in thousands except percentages	2024	2023	$	%
REVENUES
Sponsorships, events, and entertainment revenue	$24,703	$24,482	221	1%
Hospitality revenue	8,817	10,677	(1,860)	(17)%
Rental revenue	6,165	5,326	839	16%
Other revenue	12	1	11	1100%
Total revenue	39,697	40,486	(789)	(2)%
EXPENSES
Sponsorships, events, and entertainment costs	18,196	16,166	2,030	13%
Hospitality costs	8,373	8,495	(122)	(1)%
Operating costs	11,615	11,261	354	3%
Provision for doubtful accounts	298	104	194	187%
General and administrative	18,319	7,220	11,099	154%
Depreciation and amortization	7,694	13,636	(5,942)	(44)%
Other	—	30	(30)	(100)%
Total expenses	64,495	56,912	7,583	13%
OTHER
Provision for impairment	—	(672,492)	672,492	(100)%
Other income, net	4,798	23	4,775	20761%
Total other	4,798	(672,469)	677,267	(101)%
Operating loss	(20,000)	(688,895)	668,895	(97)%
Interest expense, net	(3,133)	(592)	(2,541)	429%
Equity in losses from unconsolidated ventures	(7,578)	(46,619)	39,041	(84)%
Loss on early extinguishment of debt	(1,563)	(48)	(1,515)	3156%
Loss before income taxes	(32,274)	(736,154)	703,880	(96)%
Income tax (benefit) expense	—	—	—	0%
Net loss	(32,274)	(736,154)	703,880	(96)%
Preferred distributions to noncontrolling interest in subsidiary	(237)	—	(237)	100%
Net loss attributable to common stockholders	$(32,511)	$(736,154)	703,643	(96)%
1	Not Meaningful

Net loss attributable to common stockholders decreased $703.7 million, or 96%, to $32.5 million for the three months ended September 30, 2024, compared to $736.2 million in the prior-year period, primarily due to a $672.5 million decrease in impairment charges, a $39.0 million decrease in equity in losses from unconsolidated ventures, and a $5.9 million decrease in depreciation and amortization, partially offset by a $11.1 million increase in general and administrative expenses.

Items Included in Segment Adjusted EBITDA

See Segment Operating Results for discussion of significant variances for revenues and expenses included in Adjusted EBITDA.

Items Excluded from Segment Adjusted EBITDA

The following includes information on the significant variances in expenses and other items not directly related to segment activities.

General and Administrative. General and administrative costs increased $11.1 million, or 154%, to $18.3 million for the three months ended September 30, 2024, compared to $7.2 million in the prior-year period. This change was primarily due to a $6.7 million increase in separation costs, a $3.6 million increase in personnel and overhead expenses, and a $0.8 million increase in shared service costs allocated from HHH based on various allocation methodologies.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $5.9 million, or 44%, to $7.7 million for the three months ended September 30, 2024, compared to $13.6 million in the prior-year period. This change was primarily due to a decrease in depreciation expense following the impairment recognized on the Company’s buildings and equipment in the third quarter of 2023.

Interest Expense, Net. Interest expense, net increased $2.5 million, or 429%, to $3.1 million for the three months ended September 30, 2024, compared to $0.6 million in the prior-year period. This change is primarily due to a $2.4 million decrease in amounts capitalized to development assets and a $0.3 million increase in interest expense on secured mortgages payable, partially offset by a $0.2 million increase in interest income.

Equity in Losses from Unconsolidated Ventures. Equity in losses from unconsolidated ventures decreased $39.0 million, or 84%, to $7.6 million for the three months ended September 30, 2024, compared to $46.6 million in the prior-year period. This change was primarily due to a $37.0 million impairment recognized in the three months ended September 30, 2023 against the carrying value of the Company’s investments in unconsolidated ventures, which included $30.8 million related to Jean-Georges Restaurants, $5.0 million related to Ssäm Bar, and $1.2 million related to the Tin Building by Jean-Georges. Excluding the impact of the impairment, equity losses decreased $2.0 million, primarily related to a $0.9 million decrease in losses for the Tin Building by Jean-Georges, a $0.7 million decrease in losses for Ssäm Bar, and a $0.4 million increase in earnings for the Lawn Club, which opened in the fourth quarter of 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth our operating results:

	Nine Months Ended September 30,		Change
in thousands except percentages	2024	2023	$	%
REVENUES
Sponsorships, events, and entertainment revenue	$47,534	$50,643	(3,109)	(6)%
Hospitality revenue	21,735	25,633	(3,898)	(15)%
Rental revenue	18,929	16,495	2,434	15%
Other revenue	94	4	90	2250%
Total revenue	88,292	92,775	(4,483)	(5)%
EXPENSES
Sponsorships, events, and entertainment costs	35,601	36,988	(1,387)	(4)%
Hospitality costs	22,308	23,983	(1,675)	(7)%
Operating costs	34,440	31,272	3,168	10%
Provision for (recovery of) doubtful accounts	2,558	91	2,467	2711%
General and administrative	53,486	19,713	33,773	171%
Depreciation and amortization	21,101	40,036	(18,935)	(47)%
Other	—	51	(51)	(100)%
Total expenses	169,494	152,134	17,360	11%
OTHER
Provision for impairment	—	(672,492)	672,492	(100)%
Other income, net	4,715	26	4,689	18035%
Total other	4,715	(672,466)	677,181	(101)%
Operating loss	(76,487)	(731,825)	655,338	(90)%
Interest expense, net	(8,889)	(1,849)	(7,040)	381%
Equity in losses from unconsolidated ventures	(24,410)	(68,335)	43,925	(64)%
Loss on early extinguishment of debt	(1,563)	(48)	(1,515)	3156%
Loss before income taxes	(111,349)	(802,057)	690,708	(86)%
Income tax (benefit) expense	—	—	—	0%
Net loss	(111,349)	(802,057)	690,708	(86)%
Preferred distributions to noncontrolling interest in subsidiary	(237)	—	(237)	100%
Net loss attributable to common stockholders	(111,586)	(802,057)	690,471	(86)%
1	Not Meaningful

Net loss attributable to common stockholders decreased $690.5 million, or 86%, to $111.6 million for the nine months ended September 30, 2024, compared to $802.1 million in the prior-year period, primarily due to a $672.5 million decrease in impairment charges, a $43.9 million decrease in equity in losses from unconsolidated ventures, and an $18.9 million decrease in depreciation and amortization, partially offset by a $33.8 million increase in general and administrative costs.

Items Included in Segment Adjusted EBITDA

See Segment Operating Results for discussion of significant variances for revenues and expenses included in Adjusted EBITDA.

Items Excluded from Segment Adjusted EBITDA

The following includes information on the significant variances in expenses and other items not directly related to segment activities.

General and Administrative. General and administrative costs increased $33.8 million, or 171%, to $53.5 million for the nine months ended September 30, 2024, compared to $19.7 million in the prior-year period. This change was primarily due to a $23.8 million increase in separation costs, a $10.1 million increase in personnel and overhead expenses, and a $1.5 million increase in shared service costs allocated from HHH based on various allocation methodologies. These increases were partially offset by a $1.6 million decrease in expenses related to the development of the Company’s e-commerce platform in the prior-year period that did not occur in the current period.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $18.9 million, or 47%, to $21.1 million for the nine months ended September 30, 2024, compared to $40.0 million in the prior-year period. This change was primarily due to a decrease in depreciation expense following the impairment recognized on the Company’s buildings and equipment in the third quarter of 2023.

Interest Expense, Net. Interest expense, net increased $7.1 million, or 381%, to $8.9 million for the nine months ended September 30, 2024, compared to $1.8 million in the prior-year period. This change is primarily due to a $5.9 million decrease in amounts capitalized to development assets and a $1.7 million increase in interest expense on secured mortgages payable, partially offset by a $0.5 million increase in interest income.

Equity in Losses from Unconsolidated Ventures. Equity in losses from unconsolidated ventures decreased $43.9 million, or 64%, to $24.4 million for the nine months ended September 30, 2024, compared to $68.3 million in the prior-year period. This change was primarily due to a $37.0 million impairment recognized in the nine months ended September 30, 2023 against the carrying value of the Company’s investments in unconsolidated ventures, which included $30.8 million related to Jean-Georges Restaurants, $5.0 million related to Ssäm Bar, and $1.2 million related to the Tin Building by Jean-Georges. Excluding the impact of the impairment, equity losses decreased $7.0 million, primarily related to a $5.0 million decrease for the Tin Building by Jean-Georges, a $1.2 million decrease in losses for Ssäm Bar, which closed in the third quarter of 2023, and a $0.5 million decrease in losses for Jean Georges.

Segment Operating Results

Landlord Operations

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Landlord Operations:

	Three Months Ended				Nine Months Ended
Landlord Operations Adjusted EBITDA	September 30,		Change		September 30,		Change
in thousands except percentages	2024	2023	$	%	2024	2023	$	%
Rental revenue	$6,165	$5,326	$839	16%	$18,929	$16,495	$2,434	15%
Other revenue	12	1	11	1100%	94	4	90	2250%
Total revenues	6,177	5,327	850	16%	19,023	16,499	2,524	15%
Operating costs	(9,102)	(8,587)	(515)	6%	(27,216)	(24,185)	(3,031)	13%
Provision for doubtful accounts	29	(6)	35	(583)%	(489)	(57)	(432)	758%
Total operating expenses	(9,073)	(8,593)	(480)	6%	(27,705)	(24,242)	(3,463)	14%
Other income, net	61	—	61	0%	65	9	56	622%
Total expenses	(9,012)	(8,593)	(419)	5%	(27,640)	(24,233)	(3,407)	14%
Adjusted EBITDA	$(2,835)	$(3,266)	$431	(13)%	$(8,617)	$(7,734)	$(883)	11%

For the three months ended September 30, 2024

Landlord Operations Adjusted EBITDA loss decreased $0.4 million compared to the prior-year period primarily due to the following:

Rental Revenue.

Rental revenue increased $0.9 million, or 16%, to $6.2 million for the three months ended September 30, 2024, compared to $5.3 million in the prior-year period. This change was primarily driven by a $2.0 million increase in rental revenue at the Fulton Market Building due to the commencement of the Alexander Wang lease at the end of 2023. This increase was partially offset by a $1.2 million decrease at Schermerhorn Row.

Operating Costs.

Operating costs increased $0.5 million, or 6%, to $9.1 million for the three months ended September 30, 2024, compared to $8.6 million in the prior year period. This change was primarily due to a $0.4 million increase in state business tax, a $0.3 million increase in professional services fees, and a $0.1 million increase in insurance expenses, partially offset by a $0.3 million decrease in marketing and advertising expenses.

For the nine months ended September 30, 2024

Landlord Operations Adjusted EBITDA loss increased $0.9 million compared to the prior-year period primarily due to the following:

Rental Revenue.

Rental revenue increased $2.4 million, or 15%, to $18.9 million for the nine months ended September 30, 2024, compared to $16.5 million in the prior-year period. This change was primarily driven by a $4.5 million increase in rental revenue at the Fulton Market Building due to the commencement of the Alexander Wang lease at the end of 2023. This increase was partially offset by a $1.6 million decrease at Schermerhorn Row, a $0.5 million decrease at Pier 17, and a $0.2 million decrease at the Tin Building.

Operating Costs.

Operating costs increased $3.0 million, or 13%, to $27.2 million for the nine months ended September 30, 2024, compared to $24.2 million in the prior year period. This change was primarily due to a $1.5 million in professional services fees, $0.8 million in utilities and maintenance costs, and a $0.4 million increase in state business tax.

Provision for Doubtful Accounts.

Provision for doubtful accounts increased to $0.4 million for the nine months ended September 30, 2024, compared to an immaterial amount in the prior-year period, primarily due to a tenant reserve established during the nine months ended September 30, 2024.

Non-GAAP Measure

Landlord Operations Net Operating Income

Refer to the Non-GAAP Measure discussion above for additional information and disclosure on the usefulness, relevance, limitations, and calculation of Landlord Operations Net Operating Income. A reconciliation of Landlord Operations Adjusted EBITDA to Landlord Operations NOI is presented in the table below.

Reconciliation of Landlord Operations Adjusted EBITDA to Landlord Operations NOI:

	Three Months Ended				Nine Months Ended
Landlord Operations NOI	September 30,		Change		September 30,		Change
in thousands except percentages	2024	2023	$	%	2024	2023	$	%
Landlord Operations Adjusted EBITDA	$(2,835)	$(3,266)	$431	(13)%	$(8,617)	$(7,734)	$(883)	11%
Adjustments:
Impact of straight-line rent	1,125	568	557	98%	2,347	1,962	385	20%
Other	(48)	86	(134)	(156)%	(52)	77	(129)	(168)%
Landlord Operations NOI	$(1,758)	$(2,612)	$854	(33)%	$(6,322)	$(5,695)	$(627)	11%

For the three months ended September 30, 2024

Landlord Operations NOI losses decreased $0.9 million compared to the prior-year period, primarily due to increased revenue, partially offset by increased operating costs as mentioned above.

For the nine months ended September 30, 2024

Landlord Operations NOI losses increased $0.6 million compared to the prior-year period, primarily due to increased operating costs and provision for doubtful accounts, partially offset by the increase in rental revenue as mentioned above.

Hospitality

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Hospitality:

	Three Months Ended				Nine Months Ended
Hospitality Adjusted EBITDA	September 30,		Change		September 30,		Change
in thousands except percentages	2024	2023	$	%	2024	2023	$	%
Hospitality revenue	$8,817	$10,677	$(1,860)	(17)%	$21,735	$25,633	$(3,898)	(15)%
Total revenues	8,817	10,677	(1,860)	(17)%	21,735	25,633	(3,898)	(15)%
Hospitality costs	(8,373)	(8,495)	122	(1)%	(22,308)	(23,983)	1,675	(7)%
Operating costs	(767)	(1,045)	278	(27)%	(2,556)	(2,808)	252	(9)%
Provision for doubtful accounts	(7)	(40)	33	(83)%	(108)	(41)	(67)	163%
Total operating expenses	(9,147)	(9,580)	433	(5)%	(24,972)	(26,832)	1,860	(7)%
Other income, net	4,477	18	4,459	24772%	4,482	27	4,455	16500%
Total expenses	(4,670)	(9,562)	4,892	(51)%	(20,490)	(26,805)	6,315	(24)%
Adjusted EBITDA	$4,147	$1,115	$3,032	272%	$1,245	$(1,172)	$2,417	(206)%
1	Not Meaningful

For the three months ended September 30, 2024

Hospitality Adjusted EBITDA increased $3.0 million compared to the prior-year period primarily due to the following:

Hospitality Revenue.

Hospitality revenue decreased $1.9 million, or 17%, to $8.8 million for the three months ended September 30, 2024, compared to $10.7 million in the prior-year period. This change was primarily due to a $0.6 million decrease at the Greens, a $0.6 million decrease at Garden Bar, a $0.3 million decrease at Cobble & Co, and a $0.3 million decrease at the Fulton.

Hospitality Costs.

Hospitality costs decreased $0.1 million, or 1%, to $8.4 million for the three months ended September 30, 2024, compared to $8.5 million in the prior-year period.

Other Income, Net.

Other income, net was $4.5 million for the three months ended September 30, 2024, compared to an immaterial amount in the prior-year period. This Other income primarily represents reimbursements from CCMC received in the current quarter relating to prior period operating expenses.

For the nine months ended September 30, 2024

Hospitality Adjusted EBITDA increased $2.4 million compared to the prior-year period primarily due to the following:

Hospitality Revenue.

Hospitality revenue decreased $3.9 million, or 15%, to $21.7 million for the nine months ended September 30, 2024, compared to $25.6 million in the prior-year period. This change was primarily due to a $2.1 million decrease related to reduced restaurant performance, primarily at The Fulton, Carne Mare, and Malibu Farms, and a $1.6 million decrease related to small popups and short-term activations in the Cobble & Co and Garden Bar spaces in the nine months ended September 30, 2023, with no similar activity in 2024. The reduced restaurant performance was primarily related to poor weather conditions in the first quarter of 2024.

Hospitality Costs.

Hospitality costs decreased $1.7 million, or 7%, to $22.3 million for the nine months ended September 30, 2024, compared to $24.0 million in the prior-year period, primarily due to decreases in variable costs such as food and beverage costs and labor costs, which are generally in line with the decrease in Hospitality revenue.

Other Income, Net.

Other income, net was $4.5 million for the nine months ended September 30, 2024, compared to an immaterial amount in the prior-year period. This Other income primarily represents reimbursements from CCMC received in the current quarter relating to prior period operating expenses.

Sponsorships, Events, and Entertainment

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Sponsorships, Events, and Entertainment:

Sponsorships, Events, and Entertainment Adjusted EBITDA	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands except percentages	2024	2023	$	%	2024	2023	$	%
Sponsorships, events, and entertainment revenue	$24,703	$24,482	$221	1%	$47,534	$50,643	$(3,109)	(6)%
Total revenues	24,703	24,482	221	1%	47,534	50,643	(3,109)	(6)%
Sponsorships, events, and entertainment costs	(18,196)	(16,166)	(2,030)	13%	(35,601)	(36,988)	1,387	(4)%
Operating costs	(1,745)	(1,629)	(116)	7%	(4,668)	(4,279)	(389)	9%
Provision for doubtful accounts	(321)	(58)	(263)	453%	(1,961)	7	(1,968)	(28,114)%
Total operating expenses	(20,262)	(17,853)	(2,409)	13%	(42,230)	(41,260)	(970)	2%
Other income, net	260	5	255	5100%	168	(10)	178	(1,780)%
Total expenses	(20,002)	(17,848)	(2,154)	12%	(42,062)	(41,270)	(792)	2%
Adjusted EBITDA	$4,701	$6,634	$(1,933)	(29)%	$5,472	$9,373	$(3,901)	(42)%
1	Not Meaningful

For the three months ended September 30, 2024

Sponsorships, Events, and Entertainment Adjusted EBITDA decreased $2.0 million compared to the prior-year period primarily due to the following:

Sponsorships, Events, and Entertainment Revenue.

Sponsorships, events, and entertainment revenue increased $0.2 million, or 1%, to $24.7 million for the three months ended September 30, 2024, compared to $24.5 million in the prior-year period. This change was primarily due to a $0.9 million increase in Aviators ticket revenue, primarily related to higher attendance in the current quarter, and a $0.5 million increase in concert series revenue at the Seaport, primarily related to the timing of concerts with 42 shows held during the third quarter of 2024, compared to 41 shows held during the third quarter of 2023. These increases were partially offset by a $1.0 million decrease in special event revenue at the Las Vegas Ballpark, primarily due to fewer events held in the current quarter.

Sponsorships, Events, and Entertainment Costs.

Sponsorships, events, and entertainment costs increased $2.0 million, or 13%, to $18.2 million for the three months ended September 30, 2024, compared to $16.2 million in the prior-year period. This change was primarily due to a $1.0 million increase in costs associated with the concert series at the Seaport, primarily due to the timing of concerts with additional concerts held during the current period, and a $1.3 million increase in costs at the Las Vegas Ballpark, primarily due to higher cost of sales and labor costs as expected with higher attendance. These increases were partially offset by a $0.4 million decrease in costs associated with special events at the Las Vegas Ballpark, primarily due to decreased variable costs associated with lower special event revenue in the current quarter.

Operating Costs.

Operating costs increased $0.1 million, or 7%, to $1.7 million for the three months ended September 30, 2024, compared to $1.6 million in the prior-year period. This change was primarily due to a $0.5 million increase in insurance expense, a $0.1 million increase in real estate and sales and use tax, and a $0.1 million increase in marketing and advertising costs, partially offset by a $0.5 million decrease in other operating costs.

Provision for Doubtful Accounts.

Provision for doubtful accounts increased to $0.2 million for the three months ended September 30, 2024, compared to $0.1 million in the prior-year period, primarily due to a $0.3 million reserve associated with events at the Las Vegas Ballpark established during the three months ended September 30, 2024.

Other Income, Net.

Other income, net increased to $0.3 million for the three months ended September 30, 2024, compared to an immaterial amount in the prior-year period, primarily due to $0.3 million of other income associated with rooftop concessions at the Seaport during the three months ended September 30, 2024.

For the nine months ended September 30, 2024

Sponsorships, Events, and Entertainment Adjusted EBITDA decreased $3.9 million compared to the prior-year period primarily due to the following:

Sponsorships, Events, and Entertainment Revenue.

Sponsorships, events, and entertainment revenue decreased $3.1 million, or 6%, to $47.5 million for the nine months ended September 30, 2024, compared to $50.6 million in the prior-year period. This change was primarily due to a $2.2 million decrease in concert series revenue at the Seaport, primarily related to the timing of concerts with 53 shows held during the first three quarters of 2024, compared to 60 shows held during the first three quarters of 2023. Additionally, there was a $2.2 million decrease in concession sales at the Las Vegas Ballpark, primarily related to reduced attendance. These decreases were partially offset by a $0.4 million increase in special event revenue at the Las Vegas Ballpark, a $0.3 million increase in sponsorship revenue at the Seaport due to the execution of four new sponsorship agreements in the first half of 2024, and a $0.5 million increase in private event revenue at the Seaport.

Sponsorships, Events, and Entertainment Costs.

Sponsorships, events, and entertainment costs decreased $1.4 million, or 4%, to $35.6 million for the nine months ended September 30, 2024, compared to $37.0 million in the prior-year period. This change was primarily due to a $1.4 million decrease in costs associated with the Las Vegas Ballpark, primarily due to lower cost of sales and labor costs as expected with lower attendance and lower concessions revenue, a $0.3 million decrease in costs associated with the concert series at the Seaport, primarily due to the timing of concerts with fewer concerts held during the current period, and a $0.3 million decrease in breakdown and removal costs associated with the seasonal Winterland Skating concept at the Seaport. These decreases were partially offset by a $0.6 million increase in costs associated with special events at the Las Vegas Ballpark primarily due to increased variable costs associated with higher special event revenue in the current period.

Operating Costs.

Operating costs increased $0.4 million, or 9%, to $4.7 million for the nine months ended September 30, 2024, compared to $4.3 million in the prior-year period. This change was primarily due to a $0.5 million increase in insurance expense and a $0.1 million increase in marketing and advertising costs.

Provision for Doubtful Accounts.

Provision for doubtful accounts increased to $2.0 million for the nine months ended September 30, 2024, compared to an immaterial amount in the prior-year period, primarily due to a $1.0 million reserve associated with the Winterland Skating concept at the Seaport, a $0.5 million reserve associated with special events at the Las Vegas Ballpark, and a $0.4 million reserve associated with events at the Las Vegas Ballpark, which were established during the nine months ended September 30, 2024.

Other Income, Net.

Other income, net increased to $0.2 million for the nine months ended September 30, 2024, compared to an immaterial amount in the prior-year period, primarily due to $0.3 million of other income associated with rooftop concessions at the Seaport during the nine months ended September 30, 2024.

Liquidity and Capital Resources

Prior to the Separation, we operated as a division within HHH’s consolidated structure, which uses a centralized approach to cash management and financing of our operations. This arrangement is not reflective of the manner in which we would have financed our operations had we been an independent, publicly traded company during the periods presented. The cash and cash equivalents held by HHH at the corporate level are not specifically identifiable to us and, therefore, have not been reflected in our Unaudited Condensed Consolidated and Combined Financial Statements. As of September 30, 2024, and December 31, 2023, our cash and cash equivalents were $23.7 million and $1.8 million, respectively. As of September 30, 2024, and December 31, 2023, our restricted cash was $4.0 million and $42.0 million, respectively. Restricted cash is segregated in escrow accounts related to payment of principal and interest on the Company’s outstanding mortgages payable. In August 2024, following the final resolution of the 250 Water Street litigation, the escrow amount of $40 million related to 250 Water Street was released to the City of New York. See Note 7 – Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated and Combined Financial Statements, included in this Quarterly Report for additional information on the 250 Water Street litigation.

HHH’s third-party long-term debt and the related interest expense have not been allocated to us for any of the periods presented as we were not the legal obligor nor were we a guarantor of such debt. As of September 30, 2024, and December 31, 2023, we have third-party mortgages payable of $102.5 million and $155.6 million, respectively, related to our 250 Water Street development and the Las Vegas Ballpark. As of September 30, 2024, and December 31, 2023, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development. In connection with the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced, with HHH paying down $53.7 million of the outstanding principal balance and SEG refinancing the remaining $61.3 million at an interest rate of SOFR plus a margin of 4.5% and scheduled maturity date of July 1, 2029.

Following the Separation, our capital structure and sources of liquidity have changed from our historical capital structure because HHH is no longer financing our operations, investments in joint ventures, and development and redevelopment projects. Our development and redevelopment opportunities are capital intensive and will require significant additional funding, if and when pursued. Our ability to fund our operating needs and development and redevelopment projects will depend on our future ability to continue to manage cash flow from operating activities, and on our ability to obtain debt or equity financing on acceptable terms. In addition, we typically must provide completion guarantees to lenders in connection with their financing for our development and redevelopment projects. Additionally, on July 31, 2024, a subsidiary of HHH that became our subsidiary in connection with the Separation, issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million. Management believes that our existing cash balances, including the proceeds of our Rights Offering described under “Subsequent Financing” below, restricted cash balances, and funds provided by HHH prior to the Separation, along with expected borrowing capacity and access to capital markets Rights Offering, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including our third-party mortgages payable, and (ii) adequate liquidity to fund capital expenditures and development and redevelopment projects. However, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings, including the lowering of any of our credit ratings, or absence of a credit rating, (2) the liquidity of the overall capital markets, and (3) the current state of the economy and, accordingly, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future, or at all, which could have a negative impact on our liquidity and capital resources. The cash flows presented in our Unaudited Condensed Combined Statement of Cash Flows may not be indicative of the cash flows we would have recognized had we operated as a standalone publicly traded company for the periods presented.

Prior to the Separation, HHH contributed additional cash to the Company in order to fund its operations until a permanent capital structure is finalized. However, we do not expect HHH to have an ongoing long-term relationship with the Company and HHH will not have any ongoing financial commitments to the Company.

Subsequent Financings

In September 2024, the Company commenced a $175 million Rights Offering. In connection with the Rights Offering, the Company entered into a backstop agreement with Pershing Square, which through investment funds advised by it, is our largest stockholder. Pursuant to that agreement Pershing Square agreed to (i) exercise its pro rata subscription right with respect to the Rights Offering at a price of $25.00 per share of the Company’s common stock and (ii) purchase any shares not purchased upon the expiration of the Rights Offering at the Rights Offering price, up to $175 million in the aggregate. On October 17, 2024,  the Company completed the Rights Offering and issued an aggregate 7.0 million shares of common stock at the subscription price of $25.00 per whole share, for total gross proceeds of $175.0 million.

Cash Flows

Nine Months Ended September 30, 2024 and 2023

The following table sets forth a summary of our cash flows:

	Nine Months Ended September 30,
in thousands	2024	2023
Cash used in operating activities	$(47,971)	$(28,153)
Cash used in investing activities	(82,200)	(78,624)
Cash provided by financing activities	$114,094	$91,320

Operating Activities

Cash used in operating activities increased $19.8 million to $48.0 million in the nine months ended September 30, 2024, compared to $28.2 million in the prior-year period. The increase in cash used in operating activities was primarily due to increased costs incurred in the nine months ended September 30, 2024 related to the Separation from HHH, with no similar activity in the prior-year period, and an increase in cash used in operating activities at our segments. Sponsorships, Events, and Entertainment Adjusted EBITDA decreased $3.9 million primarily due to decreased ticket revenue, event revenue, and concessions sales; Landlord Operations Adjusted EBITDA loss increased $0.9 million primarily due to increased operating expenses, partially offset by increased rental revenue; and Hospitality Adjusted EBITDA increased $2.4 million primarily due to increased other income, net during the current period.

While we have historically used cash in operating activities, we expect that the additional liquidity provided by the Rights Offering will provide sufficient capital to fund operations until such time that we may generate cash from operating activities.

Investing Activities

Cash used in investing activities increased $3.6 million to $82.2 million in the nine months ended September 30, 2024, compared to $78.6 million in the prior-year period. The increase in cash used in investing activities was primarily related to restricted cash released from escrow related to the 250 Water Street development in the nine months ended September 30, 2024.

Financing Activities

Cash provided by financing activities increased $22.8 million to $114.1 million in the nine months ended September 30, 2024, compared to $91.3 million in the prior-year period, primarily due to an increase in the net transfers provided by HHH to fund the operating and investing activities explained above.

Contractual Obligations

We have material contractual obligations that arise in the normal course of business. Contractual obligations entered into prior to the Separation may not be representative of our future contractual obligations profile as an independent, publicly traded company. Our pre-Separation contractual obligations do not reflect changes that we expect to experience in the future as a result of the Separation, such as contractual arrangements that we may enter into in the future that were historically entered into by the HHH for shared services.

We have outstanding mortgages payable related to the 250 Water Street development and Las Vegas Ballpark, which are collateralized by certain of the Company’s real estate assets. A summary of our mortgages payable as of September 30, 2024, and December 31, 2023 can be found in Note 5 – Mortgages Payable, Net in the Notes to Unaudited Condensed Combined Financial Statements, included in this Quarterly Report.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense was $1.3 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively, and $5.0 million and $5.6 million for the nine months ended September 30, 2024, and 2023, respectively. The amortization of straight-line rents included in the contractual rent amount was $0.2 million and $0.6 million for the three months ended September 30, 2024, and 2023, respectively, and $1.4 million and $1.9 million for the nine months ended September 30, 2024, and 2023, respectively. A summary of our lease obligations as of September 30, 2024, and December 31, 2023, can be found in Note 10 – Leases in the Notes to Unaudited Condensed Combined Financial Statements included in this Quarterly Report.

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

Variable Interest Entities

Methodology

Our Unaudited Condensed Consolidated and Combined Financial Statements include all of our accounts, including our majority owned and controlled subsidiaries and VIEs for which we are the primary beneficiary. The Company was not the primary beneficiary of any VIE’s during the nine months ended September 30, 2024, and December 31, 2023, and, therefore, the Company does not consolidate any VIE’s in which it holds a variable interest.

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

As of September 30, 2024, the Company had a variable interest in Tin Building by Jean-Georges and as of December 31, 2023, the Company had a variable interest in Tin Building by Jean-Georges and Ssäm Bar. The Ssäm Bar restaurant closed during the third quarter of 2023, and the venture was liquidated in May 2024. The Company determined that it is not the primary beneficiary of the VIE’s as of September 30, 2024, and December 31, 2023, as the Company does not have the power to direct the activities of the VIE’s that most significantly impact the VIE’s economic performance. Therefore, the Company accounts for its investment in the VIE’s in accordance with the equity method.

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

Judgments and Uncertainties

The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we don't capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated during the development period, and the subsequent depreciation of the real estate would be overstated. For the nine months ended September 30, 2024 and 2023, we capitalized development costs of $46.1 million  and $30.6 million, respectively.

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

Based on our variable rate debt balance, interest expense would have increased by approximately $0.8 million for the nine months ended September 30,2024 if short-term interest rates had been 1% higher. As of September 30, 2024, the weighted average interest rate on the $42.1 million of fixed-rate indebtedness outstanding was 4.92% per annum, with principal paydowns at various dates through December 15, 2039.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently and from time to time involved in legal proceedings that arise in the ordinary course of our business. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. The results of any current or future litigation cannot be predicted with certainty; however, as of September 30, 2024, we believe there were no pending lawsuits or claims against us that, individually or in the aggregate, could have a material adverse effect on our business, results of operations or financial condition. For more information, see Note 7 - Commitments and Contingencies to the condensed combined financial statements included in this Quarterly Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 2024, none of our directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K .

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

4.1

Investor Rights Agreement, dated October 17, 2024, by and among Pershing Square Holdings, Ltd., Pershing Square, L.P. and Pershing Square International, Ltd. and any other parties that may from time to time become parties hereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on October 18, 2024)

10.1

Transition Services Agreement, dated July 31, 2024, between the Company and Howard Hughes Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on August 1, 2024)

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

10.18*+	Seaport Entertainment Group Inc. Independent Director Compensation Program

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

Date: November 7, 2024

SEAPORT ENTERTAINMENT GROUP INC.

By:	/s/ Matthew M. Partridge
Name:	Matthew M. Partridge
Title:	Executive Vice President, Chief Financial Officer, Treasurer and Interim Acting Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)