Form 10-K
period 2024-12-31
Seaport Entertainment Group Inc.
filed 2025-03-10
CIK 2009684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-42113

Seaport Entertainment Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-0947924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

199 Water Street, 28th Floor
New York, NY	10038
(Address of Principal Executive Offices)	(Zip Code)

(212) 732-8257

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, par value $0.01 per share	SEG	NYSE American LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The registrant was not a public company as of June 28, 2024, the last business day of its most recently completed fiscal quarter, and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the NYSE American LLC on August 1, 2024.

As of March 5, 2025, there were 12,696,599 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The registrant intends to file its Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended December 31, 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, those related to our future operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Annual Report are forward-looking statements and may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “would” or the negative of these terms or other similar expressions and other statements of similar expression. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Annual Report.

Forward-looking statements include statements related to:

●	forecasts of our future economic performance;
●	our ability to operate as a stand-alone public company following our separation (the “separation”) from Howard Hughes Holdings Inc. (“HHH”);
●	our ability to achieve the intended benefits from our separation from HHH;
●	expected capital required for our operations and development opportunities for our properties;
●	the impact of technology on our operations and business;
●	expected performance of our business;
●	expected commencement and completion for property developments;
●	estimates of our future liquidity, development opportunities, development spending and management plans; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

Some of the risks, uncertainties and other important factors that may affect future results or cause actual results to differ materially from those expressed or implied by forward-looking statements include:

●	risks related to our separation from, and relationship with, HHH;
●	macroeconomic conditions, such as volatility in the capital markets, inflation, rising interest rates and a prolonged recession or downturn in the national economy, any of which could impact us, our tenants or consumers;
●	changes in discretionary consumer spending patterns or consumer tastes or preferences;
●	risks associated with our investments in real estate assets and trends in the real estate industry;
●	our ability to obtain operating and development capital on favorable terms, or at all, including our ability to obtain or refinance debt capital, particularly considering our business operations require substantial cash;
●	the availability of debt and equity capital;
●	our ability to renew our leases or re-lease available space;

●	our ability to compete effectively;
●	our ability to successfully identify, acquire, develop and manage properties on terms that are favorable to us;
●	the impact of uncertainty around, and disruptions to, our supply chain, including labor shortages and shipping delays;
●	risks related to the concentration of our properties in New York City and the Las Vegas area, including fluctuations in the regional and local economies and local real estate conditions;
●	extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business;
●	the impact of water and electricity shortages on our business;
●	the contamination of our properties by hazardous or toxic substances;
●	catastrophic events or geopolitical conditions, such as the COVID-19 pandemic and other public health crises, that may disrupt our business;
●	actual or threatened terrorist activity and other acts of violence, or the perception of a heightened threat of such events;
●	losses that are not insured or that exceed the applicable insurance limits;
●	risks related to disruption or failure of information technology networks and related systems—both ours and those operated and managed by third parties—including data breaches and other cybersecurity attacks;
●	our ability to attract and retain key personnel;
●	our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners, including joint venture partners;
●	the significant concentration of ownership of our common stock by Pershing Square (as defined herein) and Pershing Square’s rights pursuant to the investor rights agreement we entered into with it on October 17, 2024 (the “Investor Rights Agreement”) and our amended and restated certificate of incorporation (the “Certificate of Incorporation”) may influence us; and
●	other risks and uncertainties described herein.

Although we presently believe that the plans, expectations and anticipated results expressed in or suggested by the forward-looking statements contained in this Annual Report are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. The forward-looking statements in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

PART I

ITEM 1. BUSINESS

Overview

Seaport Entertainment Group Inc. (“Seaport Entertainment,” the “Company,” “we,” “our” and “us”) is a Delaware corporation and was incorporated in 2024 in connection with, and anticipation of, Howard Hughes Holdings Inc.’s (“HHH”) spin-off of its entertainment-related assets in New York City and Las Vegas (the “Spin-Off”). The separation of Seaport Entertainment from HHH, which was effected through HHH’s pro rata distribution of 100% of the outstanding shares of common stock of Seaport Entertainment to holders of HHH common stock, was completed on July 31, 2024. Following the completion of the separation, Seaport Entertainment became an independent, publicly traded company. On August 1, 2024, the Company’s common stock began trading on the NYSE American LLC (the “NYSE American”) under the symbol “SEG”.

The information contained in this Annual Report on Form 10-K reflects the historical information of the Seaport Entertainment division of HHH prior to the Spin-Off and the information of Seaport Entertainment Group Inc. following the Spin-Off.  See Note 1 in the Notes to the Consolidated and Combined Financial Statements for further information regarding the Spin-Off.

Our Business

Seaport Entertainment was formed to own, operate and develop a unique collection of assets positioned at the intersection of entertainment and real estate. Our objective is to integrate our one-of-a-kind real estate assets with a variety of restaurant, retail and leisure offerings to form vibrant mixed-use destinations where our customers can work, play and socialize in one cohesive setting. To achieve this objective, we are focused on delivering best-in-class experiences for our surrounding residents, customers and tenants across the three operating segments of our business: (1) Landlord Operations; (2) Hospitality; and (3) Sponsorships, Events, and Entertainment. Our assets, which are primarily concentrated in New York City and Las Vegas, include the Seaport in Lower Manhattan (the “Seaport”), a 25% minority interest in Jean-Georges Restaurants (“JG”) as well as other partnerships, the Las Vegas Aviators Triple-A baseball team (the “Aviators”) and the Las Vegas Ballpark and an interest in and to 80% of the air rights above the Fashion Show mall in Las Vegas (the “Fashion Show Mall Air Rights”). We believe the uniqueness of our assets, the customer-centric focus of our business and the ability to replicate our destinations or business models in other locations collectively present an attractive investment opportunity in thematically similar but differentiated businesses, all of which are positioned to grow over time.

The Seaport is a historic neighborhood in Lower Manhattan on the banks of the East River and within walking distance of the Brooklyn Bridge. With roots dating back to the 1600s and a strategic location in Lower Manhattan, the Seaport attracts millions of visitors every year. The Seaport spans approximately 490,000 square feet, the majority of which is dedicated to entertainment, retail and restaurant uses, and in 2024, the Seaport hosted over 200 public and private events. Among the highlights of the Seaport are: The Rooftop at Pier 17®, a 3,500-person concert venue; the Tin Building, a 54,000-square-foot culinary marketplace leased to an unconsolidated joint venture between us and a subsidiary of JG; the Lawn Club, an immersive indoor/outdoor lawn game entertainment venue and another of our unconsolidated joint ventures; a historic cobblestone retail district; six additional retail and food and beverages concepts; and a 21-unit residential building with approximately 5,500 square feet of ground floor leasable space. In addition, the Company owns 250 Water Street, a one-acre development site directly adjacent to the Seaport, approved for 547,000 zoning square feet of market rate and affordable housing, office, retail and community-oriented gathering space. We are in the process of further transforming the Seaport from a collection of unique assets into a cohesive and vibrant neighborhood that caters to the broad needs of its residents and visitors. By continuing this integration, we believe we can drive further consumer penetration across all our restaurant, retail and event offerings, and make the Seaport our model for potential future mixed-use opportunities.

Jean-Georges Restaurants is a world-renowned hospitality company operated by Michelin-star chef Jean-Georges Vongerichten. JG was formed in 1997 and has grown from 17 locations in 2013 to over 60 high-end restaurant concepts across five continents, 13 countries and 24 markets, including our joint venture tenant, the Tin Building by Jean-Georges, located in the heart of the Seaport. JG’s expertise and versatility allow it to serve the culinary needs of its customers, and with an asset-light platform and highly regarded brand recognition, JG is able to enter new markets and provide customers with a range of culinary options, from high-end restaurants to fast casual concepts to high-quality wholesale products. We believe there is an opportunity for JG’s food and beverage offerings to anchor the destinations we are seeking to create and help differentiate our business from the typical asset mix found in traditional real estate development and landlord operations.

The Las Vegas Aviators are a Minor League Baseball (“MiLB”) team and the current Triple-A affiliate of the Oakland Athletics (the “Athletics”) Major League Baseball (“MLB”) team. As one of the highest-grossing MiLB teams, and a critical component of the Summerlin, Nevada community, we believe the Aviators are a particularly attractive aspect of our portfolio. Seaport Entertainment wholly owns the Aviators, which generate cash flows from ticket sales, concessions, merchandise and sponsorships. In addition to the team, Seaport Entertainment owns the Aviators’ 10,000-person capacity ballpark, which is located in the heart of Downtown Summerlin. Completed in 2019, the ballpark is one of the newest stadiums in the minor league system and was named the “Triple-A Best of the Ballparks” by Ballpark Digest in 2019, 2021 and 2022. This renowned ballpark regularly has upwards of 6,500 fans per game and was chosen to host the Triple-A National Championship Game for the third consecutive year in 2024. In addition to approximately 75 baseball games each year, the ballpark hosts at least 30 other special events, which provide incremental cash flow primarily during the baseball offseason. These events, which include festive holiday attractions, ballpark tours, movie nights, concerts and more, have also integrated the ballpark into the life and culture of Summerlin. As a result, we believe we are uniquely positioned to serve the entertainment needs of this community as it expands in the coming years.

We also have the right to develop, together with an interest in and to 80% of, the air rights above the Fashion Show mall in Las Vegas, representing a unique opportunity to vertically develop a high-quality, well-located real estate asset, which may potentially include a new casino and hotel. The Fashion Show mall, located just northwest of the Sphere and south of the Wynn West project and the Resorts World Las Vegas, and directly across the street from the Wynn Las Vegas hotel, casino and golf course, is the 25th largest mall in the country, with over 250 retailers and over 30 restaurants spread across approximately two million square feet.

Our Strategy

Seaport Entertainment is one of the few publicly traded companies focused on the intersection of entertainment and real estate. Unlike real estate investment trusts, which have limitations on their ability to invest in non-real estate assets or retain taxable income for future growth, Seaport Entertainment has the flexibility to invest in both real estate as well as entertainment-focused operating assets and potentially grow those investments over time. Seaport Entertainment’s business plan is to focus on realizing value for its stockholders primarily through dedicated management of its existing assets, expansion of existing and creation of new partnerships, strategic acquisitions and completion of development projects. The Company’s existing portfolio encompasses a wide range of leisure and recreational activities, including live concerts, fine dining, nightlife, professional sports and high-end and experiential retail. The quality of the portfolio is complimented by the desirability of its locations: primarily Lower Manhattan and Las Vegas, where we believe there are substantial barriers to entry. As a result, we believe Seaport Entertainment is well-positioned to capitalize on trends across the travel, tourism and leisure industries and appeal to today’s consumer who often values experiences over goods.

Create Unique Entertainment Destinations Within Sought-After Mixed-Use Commercial Hubs. Seaport Entertainment is not limited to a particular type of entertainment asset, and as a result, it seeks to meet the needs of different customers with the flexibility to adapt to changes in consumer trends, which today favor experiences over products. Seaport Entertainment’s portfolio of premier, non-commoditized and destination-focused properties caters to a wide range of consumers. We intend to drive this high-quality product offering by focusing on best-in-class experience-based tenants and partnerships, in addition to integrating sought-after events to drive foot traffic throughout our portfolio. By continuing to offer high quality food and beverage and entertainment options across our portfolio, we seek to create unique, cohesive environments that serve the various needs of our customers and offer more than just a single product or experience. By developing destinations that have multiple touchpoints with our visitors, we believe Seaport Entertainment is well-positioned to grow its revenue base over time by driving increased market penetration.

Lease-Up Existing Assets at the Seaport. The portfolio of assets within Landlord Operations at the Seaport was 64% leased and 61% occupied as of December 31, 2024. Subsequent to year-end 2024, the Company entered into a lease with immersive entertainment and experience creator, Meow Wolf, to occupy approximately 74,000 square feet of vacant space in Pier 17. Our dedicated management team is focused on leasing up the Seaport and improving occupancy levels, which we believe will drive foot traffic to the area and improve performance at the Seaport’s food and beverage and entertainment assets. As a further example, we are evaluating the use of some of our vacant space that benefits from panoramic views of the Brooklyn skyline and the Brooklyn Bridge for a variety of hospitality and entertainment offerings.

Improve Efficiencies in our Operating Businesses. We believe there are numerous opportunities to drive efficiencies and increase margins in our operating businesses. Through our dedicated management team, which has significant experience operating entertainment-related assets, we are focused on maximizing our revenues and rightsizing costs. On January 1, 2025, as the Company’s initial step to internalize food and beverage operations at most of its wholly owned and joint venture-owned restaurants at the Seaport, we hired and onboarded employees of our primary food and beverage operator, Creative Culinary Management Company, LLC (“CCMC”), an indirect wholly owned subsidiary of JG, and entered into a shared services agreement with CCMC.  We believe internalizing certain of our food and beverage operations will drive efficiency and enhance scalability across our portfolio.

Expand the JG Partnership. Our JG investment has multiple avenues for core growth that could propel this business, including: the opening of new restaurants and luxury marketplaces; introducing a franchise model for certain Jean-Georges concepts; launching fast-casual and quick service restaurant concepts that allow for significant scale; and leveraging the Jean-Georges brand via private label wholesale product distribution. Additionally, we believe we will be able to work with JG to identify additional operating efficiencies in the Seaport Entertainment and JG portfolios.

Leverage Events and Sponsorships to Create a Flywheel Effect at the Seaport. The Seaport’s events, particularly its Rooftop Concert Series, and the Seaport’s year-round programs focused on families, fitness, arts, music, and cinema, drive foot traffic to the entire neighborhood, which in turn creates opportunities for our restaurant and retail tenants as well as our sponsorship business. We are focused on creating a flywheel effect, where visitors who are drawn to the Seaport for an event receive targeted benefits from our sponsors and are engaged by our retail and dining options before and after that event. Our in-house marketing team is also leveraging the success of our Concert Series to advertise all of the offerings at the Seaport to a growing social media following. The Rooftop at Pier 17 gained a significant social media presence, with approximately 168,000 followers on Instagram by the end of 2024, the largest following in its peer group of venues with less than 15,000 seats. The success of the Concert Series has also positioned Seaport Entertainment to potentially benefit from additional opportunities in the near term, including: (1) the possibility of entering into a naming rights deal for The Rooftop venue with a sponsor; (2) better terms on our ticketing services that were recently negotiated with a new ticketing provider; and (3) an enclosed winter structure to increase the number of events we can host in any given year, which we expect to begin in the fourth quarter of 2025.

Improve and Increase Special Event Offerings at the Las Vegas Ballpark. The Las Vegas Ballpark is a key feature of Summerlin, Nevada, a thriving community outside of Las Vegas. By improving and increasing the special events offerings at the ballpark, we plan to further integrate the venue into the daily lives of Summerlin’s residents. The ballpark currently hosts approximately 75 baseball games per year. While preparing the stadium and field for baseball season does require approximately one month, there is significant room for special events through the rest of the year. We are required to host at least 30 “special events” each year pursuant to our naming rights agreement with the LVCVA. We plan to continue to seek opportunities to improve our existing events and identify more impactful revenue generating events that engage and entertain the community.

Opportunistically Acquire Attractive Entertainment-Related Assets and Utilize Strategic Partnerships. Over time, we intend to evaluate and ultimately acquire additional entertainment-related real estate and operating assets. These assets may include but are not limited to stadiums, sports and gaming attractions, concert and entertainment venues, food halls and other restaurant concepts. In addition to acquisitions, we plan to utilize strategic partnerships to accelerate our long-term growth. To execute on this strategy, we intend to leverage our unique experience at the Seaport, where we already successfully work with an array of top-tier partners in the entertainment space.

Develop Owned Land Parcels and the Fashion Show Mall Air Rights. Seaport Entertainment currently has two sizeable development opportunities: 250 Water Street and the Fashion Show Mall Air Rights. Each opportunity, if transacted on, could represent a significant driver of long-term growth.

Our Portfolio

We primarily analyze our portfolio of assets through the lens of our three operating segments: (1) Landlord Operations; (2) Hospitality; and (3) Sponsorships, Events, and Entertainment. In each segment, we believe there are multiple opportunities to drive operational efficiencies and value creation over time.

Landlord Operations. Landlord Operations represent our ownership interests in and operation of physical real estate assets. Currently, all Landlord Operations are located in the Seaport. The Seaport encompasses approximately 490,000 square feet of restaurant, retail, office and entertainment properties, as well as 21 residential units. It is one of the few multi-block neighborhoods in New York City largely under private management by a single owner. Over 13 years, HHH, as its previous owner, invested over $1 billion in the area, which we believe helped to revitalize the area and positioned it to become one of the premier food and beverage and entertainment destinations in the city. Currently, we own 11 physical real estate assets in the Seaport that comprise 100% of our current Landlord Operations. These assets, reflected on the map below, include:

●	Pier 17 – Pier 17 is an approximately 226,000 square foot mixed-use building containing restaurants, entertainment, office space and an outdoor concert venue. The Rooftop at Pier 17 is a 3,500-person concert venue, which was ranked by Pollstar as the sixth top club worldwide in 2024. In 2024, The Rooftop’s Concert Series sold approximately 180,000 tickets over 60 shows, representing 86% of available ticket inventory. We are also planning to launch year-round concerts and events for The Rooftop at Pier 17 in the fourth quarter of 2025, utilizing a seasonal floor-to-ceiling glass enclosure for the winter months. The total enclosed capacity will be approximately 3,000 guests, and each summer, The Rooftop will pivot back to hosting its open-air summer concerts with 3,500 total standing guest capacity. In addition to the concert venue, the building has five restaurants with renowned chefs including Jean-Georges and Andrew Carmellini, and three floors of unique space that can be utilized for retail, office and entertainment purposes.
●	Tin Building – Across from Pier 17 is the Tin Building, a 54,000-square-foot culinary destination located on the site of the original Fulton Fish Market. The property opened in September 2022 after undergoing an over $200 million, five-year renovation to reconstruct the building in collaboration with Jean-Georges and is leased to our joint venture with a subsidiary of Jean-Georges. The building has three levels, offering a variety of culinary experiences, including restaurants, bars, grocery markets, retail and private dining.
●	Fulton Market Building – The Fulton Market Building is a three-story, 115,000-square-foot mixed-use building. It is 100% leased to tenants including IPIC Theaters, which occupies 46,000 square feet and has a lease through 2035. In July 2022, high-end fashion brand Alexander Wang leased the entire third floor for its global fashion headquarters. The Lawn Club, an experiential retail concept focused on “classic lawn games” and superb cocktails, is one of our joint ventures and the most recent tenant, having opened in November 2023.
●	Historic District Retail & Other – Seaport Entertainment is also the landlord for the following Historic District retail and other locations: Museum Block (1st and 2nd Level - Select Spaces), Schermerhorn Row (1st and 2nd Level - Select Spaces), Seaport Translux (1st and 2nd Level - Select Spaces), 117 Beekman Street (1st Level & Basement - Select Spaces), One Seaport Plaza (1st and 2nd Level - Select Spaces) and the John Street Service Building (Select Spaces), which collectively make up approximately 91,000 square feet.
●	250 Water Street – 250 Water Street is a full block, one-acre development site that is zoned for 547,000 square feet of market rate and affordable housing, office, retail and community-oriented gathering space. We believe 250 Water Street is a unique opportunity at the Seaport to redevelop this site into a vibrant mixed-use asset. Current project plans include an estimated 219,000 square feet of programmable/leasable commercial space and 399 multifamily units. We have received all of the necessary approvals for the plans and permits to build the foundation, which we began building in the second quarter of 2022. Final remediation work on the site is complete, and we can commence construction of the new development at our discretion.
●	85 South Street – 85 South Street is an eight-story residential building with 21 multifamily units and approximately 5,500 square feet of ancillary leasable space.

The following table shows information about our Seaport assets as of December 31, 2024:

Asset	Asset Type	Ownership Type	Owned Rentable Square Feet	Rentable Units	% Occupied		% Leased
Pier 17	Mixed-Use	Owned Improvements	225,615	—	45%		52%
Fulton Market Building	Mixed-Use	Owned Improvements	114,999	—	100%		100%
Tin Building	Retail	Owned Improvements	53,783	—	100%		100%
Schermerhorn Row	Retail	Owned Improvements	28,808	—	78%		78%
One Seaport Plaza	Retail	Owned Improvements	24,518	—	10%		10%
Museum Block	Retail	Owned Improvements	23,381	—	18%		18%
Seaport Translux	Retail	Owned Improvements	9,470	—	0%		0%
117 Beekman Street	Retail	Owned Improvements	3,609	—	0%		0%
John Street Service Building	Retail	Owned Improvements	225	—	100%		100%
85 South Street	Multifamily & Office	Fee Simple	5,522	21	100	%(2)	100	%(2)
250 Water Street(1)	Development Site	Fee Simple	—	—	0%		0%
Total			489,930	21	61%		64%
(1)	250 Water Street is zoned for 547,000 square feet of market rate and affordable housing, office, retail and community-oriented gathering space.
(2)	Occupancy and leasing figures for multifamily space. Ground floor office space is vacant as of December 31, 2024.

Our Seaport assets primarily sit under a long-term ground lease from the City of New York that provides for an extension option that would extend its expiration from 2071 to 2120. In 2024, we paid $2.6 million in rent and fees under that ground lease and two smaller ground leases on our Seaport assets. The following table shows information about our ground leases as of December 31, 2024:

			Annual Rent
			Payments for
			the Year
			Ended
			December 31,
			2024
Location	Expiration	Extensions	(thousands)		Rent Escalator
Seaport Neighborhood(1)	December 2071	December 2120	$1,905		3% annually
Translux Building	December 2071	December 2120	$158	(2)	3% annually
One Seaport Plaza	December 2071	N/A	$525		Adjusted every 15 years provided operating profits have been achieved; subject to caps

Note: Our 85 South Street and 250 Water Street assets are not subject to a ground lease. For the John Street Service Building, there is a separate license agreement with the New York City Department of Parks and Recreation.

(1)	Ground lease for the following properties: Pier 17, the Tin Building, Schermerhorn Row, Museum Block, 117 Beekman Street and the Fulton Market Building.
(2)	Includes partial rent abatement of approximately $137,000 and $141,000 for the years ended December 31, 2023 and December 31, 2024, respectively, which is not expected to continue.

Hospitality. Hospitality represents our ownership interests in various food and beverage operating businesses. Currently, we own, either wholly or through partnerships with third parties, and operate, including under license and management agreements, six fine dining and casual dining restaurants, cocktail bars, nightlife and entertainment venues (The Fulton, Mister Dips, Carne Mare, Malibu Farm, Gitano and The Lawn Club), as well as our unconsolidated venture, the Tin Building by Jean-Georges, which offers a variety of culinary experiences, including restaurants, bars, grocery markets, retail and private dining. These businesses are all our tenants and are a part of our Landlord Operations.

Jean-Georges Restaurants was founded by renowned Michelin-star chef Jean-Georges Vongerichten and operates over 60 hospitality offerings across the world. In March 2022, the Company acquired a 25% interest in Jean-Georges Restaurants for $45 million. The Tin Building by Jean-Georges was the first project completed by the Company and Jean-Georges since the minority stake acquisition, and it now plays an integral part in the Seaport’s overall performance. CCMC provides management services for certain retail and food and beverage businesses within the Seaport. On January 1, 2025, as the Company’s initial step to internalize food and beverage operations at most of its wholly owned and joint venture-owned restaurants at the Seaport, we hired and onboarded CCMC employees and entered into a shared services agreement with CCMC.

Descriptions of our joint venture agreements as of December 31, 2024 follows:

●	JG Restaurants. In March 2022, we acquired a 25% interest in JG for $45.0 million. JG currently has over 60 hospitality offerings and a pipeline of new concepts. Under the terms of the current operating agreement, all cash distributions and the recognition of income-producing activities are pro rata based on stated ownership interest. We have various, standard protective rights under the operating agreement, including board designation rights tied to our ownership stake in JG, certain consent rights over actions taken with respect to JG and preemptive rights and a right of first refusal to, in certain cases, acquire a greater interest in JG. Concurrent with our acquisition of the 25% interest, we entered into a warrant agreement with Jean-Georges, pursuant to which we paid $10.0 million for the option to acquire up to an additional 20% interest in JG, which expires on March 2, 2026. During the year ended December 31, 2024, the Company recognized an impairment of $10.0 million related to this warrant. See Note 3 – Impairment for additional information.

●	Tin Building by Jean-Georges. In 2015, together with VS-Fulton Seafood Market, LLC (the “Fulton Partner”), we formed Fulton Seafood Market, LLC to operate a 53,783 square foot culinary marketplace in the historic Tin Building. The Fulton Partner is a wholly owned subsidiary of JG. Under the terms of the joint venture agreement, we contribute the cash necessary to fund pre-opening, opening and operating costs of the Tin Building. The Fulton Partner is not required to make any capital contributions. The Tin Building by Jean-Georges culinary marketplace began operations in the third quarter of 2022. We have a 65% final profit-sharing interest in Fulton Seafood Market, LLC. Various provisions in the operating agreement regarding distributions of cash flow based on capital account balances, allocations of profits and losses, and preferred returns may result in our economic interest differing from our final profit-sharing interest. Based on capital contribution and distribution provisions, we currently receive substantially all of the economic interest in the venture. However, as of December 31, 2024, we do not have the power to direct the restaurant- related activities that most significantly impact the venture’s economic performance, nor are we the primary beneficiary, and we account for this investment in accordance with the equity method.
●	The Lawn Club. In 2021, we formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (“Endorphin Ventures”) to construct and operate an immersive indoor and outdoor restaurant that includes an extensive area of indoor grass, a stylish clubhouse bar and a wide variety of lawn games. This concept opened in the fourth quarter of 2023. Under the terms of the initial agreement, the Company funded 80% of the cost to construct the restaurant, and Endorphin Ventures contributed the remaining 20%. In October 2023, we executed an amended LLC agreement, in which we will fund 90% of any remaining capital requirements and Endorphin Ventures will contribute 10%. We have a 50% final profit-sharing interest in HHC Lawn Games, LLC, although various provisions in the operating agreement regarding distributions of cash flow based on capital account balances, allocations of profits and losses, and preferred returns may result in our economic interest differing from our final profit-sharing interest. We also entered into a lease agreement with HHC Lawn Games, LLC pursuant to which we agreed to lease approximately 27,000 square feet of the Fulton Market Building to this venture.

Sponsorships, Events, and Entertainment. Our Sponsorships, Events, and Entertainment segment includes the Las Vegas Aviators, the Las Vegas Ballpark, the Fashion Show Mall Air Rights, Seaport events and concerts and all of our sponsorship agreements across both the Seaport and the Las Vegas Ballpark.

●	The Aviators and Las Vegas Ballpark. The Las Vegas Aviators are an MiLB team and the Triple-A affiliate of the Athletics. The team was acquired by the Summerlin Las Vegas Baseball Club, a subsidiary of HHH at the time, and Play Ball Owners Group in May 2013. In 2017, HHH acquired Play Ball’s 50% ownership stake for $16.4 million. In addition to the team, included in Seaport Entertainment is the Aviators’ 10,000-person capacity ballpark, which is located in the heart of Downtown Summerlin, approximately nine miles west of the Las Vegas Strip. The Aviators have consistently generated ticket sale revenue in the top quintile for MiLB Triple-A clubs. The Las Vegas Ballpark had a gross carrying value before accumulated depreciation of $133.2 million as of December 31, 2024. In addition to hosting baseball games, the ballpark holds various special events throughout the year. In 2024, the Aviators and the ballpark generated approximately $31.4 million in revenue.

The following map shows the location of the Las Vegas Ballpark in relation to certain other Las Vegas landmarks.

●	The Rooftop at Pier 17. The Rooftop at Pier 17 has evolved into one of the premier concert venues in New York City. The venue has capacity of 3,500 guests and in 2023 and 2024 hosted 63 and 60 concerts, respectively. Located two blocks south of the Brooklyn Bridge, the unique outdoor venue was voted the #1 outdoor music venue in New York City in 2022 by Red Bull and ranked by Pollstar as the sixth top club worldwide in 2024. The venue provides an unmatched outdoor entertainment opportunity for both emerging and established musicians. In addition, given the venue’s destination-like location, it has proven to be successful at hosting events year round and drives incremental revenue outside of the Summer Concert Series.

The demand for live music at The Rooftop at Pier 17 is evident based on the success of our Concert Series, which premiered in 2018, hosting 24 shows and selling over 63,000 tickets. In 2024, our Concert Series sold out 30 of 60 shows and sold approximately 180,000 tickets, which represented 86% of all available tickets, generating over $12 million in gross ticket sales. The venue’s success is also demonstrated by its social media following, which is one of the largest for any New York City-area arena or concert venue, despite only having a 3,500-guest capacity. We are planning to launch year-round concerts and events for The Rooftop at Pier 17 in the fourth quarter of 2025, utilizing a seasonal floor-to-ceiling glass enclosure for the winter months. The total enclosed capacity will be approximately 3,000 guests, and each summer, The Rooftop will pivot back to hosting its open-air summer concerts with 3,500 total standing guest capacity.

●	The Fashion Show Mall Air Rights. The Fashion Show mall is the 25th largest mall in the country and one of the largest shopping, dining and entertainment destinations on the Las Vegas Strip. It has a prime Las Vegas Strip location, adjacent to the Wynn and Treasure Island. The mall is owned by Brookfield Properties and features more than 250 retailers and over 30 restaurants spread across approximately two million square feet. Seaport Entertainment has an interest in and to 80% of the air rights above the mall, with Brookfield Properties having an interest in and to the remaining 20% stake. The Fashion Show Mall Air Rights are a contractual right to form a joint venture to hold an 80% managing member interest in a to-be-formed entity that would own the air rights above the Fashion Show mall, as well as the exclusive right to develop such air rights. The Fashion Show Mall Air Rights may potentially be used to develop a new casino and hotel on the Las Vegas Strip. For additional information, see “Risk Factors—Risks Related to Our Business and Our Industry—We are exposed to risks associated with the development, redevelopment or construction of our properties, including the planned redevelopment at 250 Water Street and intended development in connection with our Fashion Show Mall Air Rights.”

Seasonality

Significant portions of our business are seasonal in nature, and the periods during which our properties experience higher revenues vary from property to property, depending primarily on their location, the customer base served and potential impacts due to weather and the timing of certain holidays. For example, our Seaport business is significantly impacted by seasonality due to weather conditions, New York City tourism and other factors, with the majority of Seaport’s revenue generated between May and September. In Las Vegas, we are significantly impacted by the baseball season, with a significant portion of our Sponsorship, Events, and Entertainment segment revenue generated between April and September. As a result, our total revenues tend to be higher in the second and third quarters, and our quarterly results for any one quarter or in any given fiscal year may not be indicative of results to be expected for any other quarter or year. Additionally, during periods of extreme temperatures (either hot or cold) or precipitation, we have historically experienced, and will likely continue experiencing, significant reductions in consumer traffic.

Competition

The Company operates in a highly competitive environment across its various business segments.  Within our Landlord Operations segment, we compete for primarily retail and office tenants. We compete with other property owners whose properties may be perceived to offer a better location or better amenities or whose pricing may be perceived as a better value given the quality, location and terms that the prospective tenant seeks.

In the Hospitality industry, the Company faces competition from a variety of dining establishments, including both high-end restaurants and casual dining options located within the Seaport neighborhood, throughout Manhattan and in the broader New York City area. Competitors range from established fine dining brands and local, independent restaurateurs to innovative new entrants offering unique dining experiences.

Within our Sponsorships, Events, and Entertainment segment, we compete with other entertainment venues, concert spaces and event venues in the New York City area, including those offering similar music, entertainment and public event programming. These venues may offer different capacities, amenities or event types that could attract similar audiences, including large arenas and smaller intimate venues. The Las Vegas Aviators operate in a competitive sports market, with rival teams competing for fan engagement, sponsorships and media attention. Local sports teams and major league affiliates can influence attendance and community support, as well as impact sponsorship and advertising opportunities.

Overall, the Company’s competitive position is influenced by factors such as unique locations, brand strength, customer loyalty, and the ability to offer differentiated and exclusive experiences. The Company is committed to maintaining a strong market presence by adapting to evolving customer preferences, ensuring high-quality service, and investing in unique, memorable experiences across all its business segments.

Human Capital

As of December 31, 2024, we had 90 full-time employees supporting our business, and we consider our current relationship with our employees to be good. As of December 31, 2024, none of our employees were represented by unions or covered by collective bargaining agreements.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled talent. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives.

We strive to create and maintain an environment where individuals can excel, regardless of background; we believe this ultimately drives top performance, inclusive culture and leadership development. We invest in processes that help to activate equitable access for employee growth, both personally and professionally, and it is our policy to not make employment decisions on the basis of any legally protected characteristic.

Government Regulation and Compliance

We are subject to numerous federal, state and local government laws and regulations, including those relating to: real property; employment practices; building, health and safety; competition, anti-bribery and anti-corruption; the preparation and sale of food and beverages; building and zoning requirements; cybersecurity and data privacy; and general business license and permit requirements. For example, various federal, state and local statutes, ordinances, rules and regulations concerning building, health and safety, site and building design, environment, zoning, sales and similar matters apply to or affect the real estate industry. Our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state and local policies, rules and regulations and their interpretations and application. Additionally, approval to develop real property sometimes requires political support and generally entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requires discretionary action by local governments. Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. We incur substantial costs to comply with legal and regulatory requirements.

There is also a variety of legislation being enacted, or considered for enactment, at the federal, state and local levels relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct buildings. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. Governmental regulation also affects sales activities, mortgage lending activities and other dealings with consumers. Further, government agencies routinely initiate audits, reviews or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. We may experience delays and increased expenses as a result of legal challenges, whether brought by governmental authorities or private parties.

Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of remediation of certain hazardous substances, including petroleum and certain toxic substances (collectively hazardous substances) on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. The costs of remediation of such substances may be substantial, and the presence of such substances, or the failure to remediate such substances, may adversely affect the owner’s ability to sell such real estate or to obtain financing using such real estate as collateral. Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopments, and also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with our ownership, operation and management of certain properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.

Intellectual Property

We own several trademarks, copyrights and other intellectual property rights. Although our intellectual property rights are important to our success, we do not consider any single right to be of material significance to our business.

Available Information

Our corporate headquarters is located at 199 Water Street, 28th Floor, New York, New York, 10038, and our telephone number is (212) 732-8257. Our website address is www.seaportentertainment.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, without charge, on our investor relations website, ir.seaportentertainment.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The public may read and obtain a copy of any materials the Company files electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are those that we deem currently to be material, and do not represent all of the risks that we face. You should carefully consider the following risks and uncertainties, in addition to the other information contained in this Annual Report and the other documents we file with the SEC. Additional risks and uncertainties not presently known to us or that we currently do not consider material may in the future become material and impair our business operations. If any of the following risks actually occur, our business could be materially harmed, our financial condition, results of operations and prospects could be materially and adversely affected, and the value of our securities could decline significantly.

Risk Factors Summary

An investment in shares of our common stock is subject to a number of risks, including risks relating to the separation, the successful implementation of our strategy and the ability to grow our business. The following list of risk factors is not exhaustive. See “Risk Factors” for a more thorough description of these and other risks.

Risks Related to Our Business and Our Industry

●	Our portfolio has experienced, and is expected to continue to experience, significant negative operating cash flow for the foreseeable future, along with net losses. We require substantial cash, and, in the event that our management team is unsuccessful in achieving its business plan quickly enough, we may be forced to change our business plan, dispose of assets and/or take other actions, which could materially adversely affect our financial condition and results of operations. Such actions could also affect the tax treatment of the distribution to HHH and its stockholders, which could result in a material indemnification obligation pursuant to the tax matters agreement.
●	Our business is dependent on discretionary consumer spending patterns and, as a result, could be materially, adversely impacted by an economic downturn, recession, financial instability, inflation or changes in consumer tastes and preferences.
●	Downturn in tenants’ businesses may reduce our revenues and cash flows.
●	We may be unable to renew leases, lease vacant space or re-lease space as leases expire.
●	The operational results of some of our assets may be volatile, especially the Seaport, which could have an adverse effect on our financial condition and results of operations.
●	Significant competition could have an adverse effect on our business.
●	The concentration of our properties in New York City and Las Vegas exposes our revenues and the value of our assets to adverse changes in local economic conditions.
●	Some of our properties are subject to potential natural or other disasters.
●	Climate change, as well as scrutiny of climate change and other environmental or social matters may adversely affect our business.
●	Several of our properties and our tenants depend on frequent deliveries of food, alcohol and other supplies, which subjects us to risks of shortages, interruptions and price fluctuations for those goods.
●	We are exposed to risks associated with the development, redevelopment or construction of our properties, including the potential redevelopment at 250 Water Street and in connection with our Fashion Show Mall Air Rights.

●	Our development projects may subject us to certain liabilities.
●	Government housing regulations may limit opportunities at 250 Water Street and any future communities in which we invest, and failure to comply with resident qualification requirements may result in financial penalties or loss of benefits.

Risks Related to Our Sports Assets

●	Our sports assets face intense and wide-ranging competition, which may have a material negative effect on our business and results of operations.
●	Our business is substantially dependent on the continued popularity and/or competitive success of the Aviators, which cannot be assured.

Financial Risks

●	We will be unable to develop, redevelop or expand our properties without sufficient capital or financing.
●	As of December 31, 2024, we had outstanding indebtedness of approximately $101.6 million, and in the future we may incur additional indebtedness. This indebtedness and changing interest rates could adversely affect our business, prospects, financial condition or results of operations and prevent us from fulfilling our financial obligations.
●	Inflation has adversely affected us and may continue to adversely affect us by increasing costs beyond what we can recover through price increases.

Regulatory, Legal and Environmental Risks

●	Development of properties entails a lengthy, uncertain and costly entitlement process.
●	Government regulations and legal challenges may delay the start or completion of the development of our properties, increase our expenses or limit our building or other activities.

Risks Related to Our Separation From and Relationship with HHH

●	Prior to the Spin-Off, we had no history of operating as a separate, publicly traded company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
●	We may not achieve some or all of the expected benefits of the separation, and the separation may adversely affect our business.
●	If the Spin-Off failed to qualify as a distribution under Section 355 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), HHH stockholders could incur significant adverse tax consequences, and we could be required to indemnify HHH for certain tax consequences that could be material pursuant to indemnification obligations under the tax matters agreement.

Risks Related to our Common Stock

●	We cannot be certain that an active trading market for our common stock will be sustained, and the price of our common stock may fluctuate significantly.

Risks Related to Our Business and Our Industry

Our portfolio has experienced, and is expected to continue to experience, significant negative operating cash flow for the foreseeable future, along with net losses. We require substantial cash, and, in the event that our management team is unsuccessful in achieving its business plan quickly enough, we may be forced to change our business plan, dispose of assets and/or take other actions, which could materially adversely affect our financial condition and results of operations. Such actions could also affect the tax treatment of the distribution to HHH and its stockholders, which could result in a material indemnification obligation pursuant to the tax matters agreement.

We have a history of incurring net losses, and we currently expect to experience negative operating cash flow for the foreseeable future. For the years ended December 31, 2024, 2023 and 2022, we incurred net losses of $153.3 million, $838.1 million ($128.6 million excluding an impairment charge of $672.5 million for our assets and $37.0 million for unconsolidated ventures) and $111.3 million, respectively. We had negative operating cash flows of $52.6 million, $50.8 million and $29.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Historically, our portfolio required support in the form of contributions from HHH to fund our operations and meet our obligations, with net transfers from HHH of $169.5 million, $125.3 million and $239.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Following our Spin-Off from HHH, we no longer receive funding from HHH.

Additionally, our business model is cash intensive. The campus nature of our Seaport portfolio requires a higher level of overhead because expenses like cleaning and security are not directly correlated to the occupancy in one building. Instead, overhead costs are largely correlated to the activation of the entire district for retail, events, sponsorships and food and beverage operations. In addition, our management’s business plan depends significantly on leasing up our existing Seaport assets, which we expect will involve significant capital expenditures. For instance, the portfolio of assets within Landlord Operations at the Seaport was 64% leased and 61% occupied as of December 31, 2024, and we are focused on leasing this space. As of December 31, 2024, approximately 50% of our existing office space was leased and occupied in the Seaport.  In January 2025, we entered into a lease agreement with a tenant to occupy approximately 74,000 square feet of space in Pier 17. We are actively seeking to lease the remaining vacant space, which may involve converting space from office to hospitality uses. We are also focused on leasing other available retail space at the Seaport, of which 73% was leased and 68% was occupied as of the same period-end. Such leasing activities will require significant capital expenditures in addition to the substantial capital expenditures necessary or the ongoing operation of our portfolio.

We cannot offer any assurance as to our future financial results, and, as noted above, we currently expect to experience significant negative operating cash flow and net losses for the foreseeable future. While we believe that our existing cash balances and restricted cash balances will provide adequate liquidity to meet all of our current and long-term obligations when due, including our third-party mortgages payable, and adequate liquidity to fund capital expenditures and redevelopment projects, including our working capital and capital expenditure needs for the next twelve months, we cannot provide assurances that we will be able to secure additional funding on terms acceptable to us, or at all, if and when needed. Our inability to achieve positive cash flow from our current operating plans over time or to raise capital to cover anticipated shortfall would have a material adverse effect on our business, financial condition, results of operations and ability to implement our business plan, and could have a material adverse effect on our ability to meet our obligations as they become due, which could force us to change our business plans, dispose of assets and/or take other action in order to continue to operate. In addition, such actions could affect the tax treatment of the distribution to HHH and its stockholders, and if so, we could be required to indemnify HHH for certain tax consequences that could be material pursuant to indemnification obligations under the tax matters agreement. See “—Risks Related to the Separation From and Our Relationship with HHH.”

Our business is dependent on discretionary consumer spending patterns and, as a result, could be materially, adversely impacted by an economic downturn, recession, financial instability, inflation or changes in consumer tastes and preferences.

Our business depends in part on consumers spending discretionary dollars at our assets. Consumer spending has in the past declined, and may in the future decline at any time, for reasons beyond our control, including as a result of economic downturns or recessions, unemployment and consumer income levels, financial market volatility, credit conditions and availability, inflation, rising interest rates, tariffs, increases in theft or other crime, pandemics or other public health concerns and changes in consumer preferences. The risks associated with our businesses and described herein may become more acute in periods of a slowing economy or recession. In addition, instability and weakness in the U.S. and global economies, including due to the effects caused by disruptions to financial markets, high inflation, high interest rates, tariffs, recession, high unemployment, geopolitical events and the negative effects on consumer confidence and consumers’ discretionary spending, have in the past negatively affected, and may in the future materially negatively affect, our business and operations. For example, the restaurant and hospitality industries are highly dependent on consumer confidence and discretionary spending. Economic, political or social conditions or events that adversely impact consumers’ ability or willingness to dine out could, in turn, adversely impact our revenues related to JG and the Seaport. If such conditions or events were to persist for an extended period of time or worsen, our overall business and results of operations may be adversely affected.

Downturn in tenants’ businesses may reduce our revenues and cash flows.

A tenant may experience a downturn in its business, due to a variety of factors including rising inflation or interest rates or supply chain issues, including those potentially caused from global trade uncertainty or tariffs, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. The rate of defaults may increase from historical levels due to tenants’ businesses being negatively impacted by higher interest rates. In the event of default by a tenant, we may experience delays in enforcing our rights as the landlord and may incur substantial costs in protecting our investment.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

We cannot provide any assurance that existing leases will be renewed, that we will be able to lease vacant space or re-lease space as leases expire or that our rental rates will be equal to or above the current rental rates previously negotiated by HHH. Subsequent to year-end 2024, we entered into a lease with a new tenant to occupy approximately 74,000 square feet of space in Pier 17, comprised of existing vacant space as well as space currently occupied by one tenant whose lease is set to expire in December 2025 and who represented approximately 11% of our total 2024 revenues. The assets within Landlord Operations at the Seaport were 64% leased as of December 31, 2024, and we are focused on improving occupancy levels at these assets; however, no assurance can be given that we will be successful in leasing this space. If the average rental rates for our properties decrease, existing tenants do not renew their leases, vacant space is not leased or available space is not re-leased as leases expire, our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations at the affected properties could be adversely affected.

The operational results of some of our assets may be volatile, especially the Seaport, which could have an adverse effect on our financial condition and results of operations.

The Seaport’s operational results have been and may in the future be volatile. The volatility is largely the result of: (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; (iv) demand for rentable space; and (v) business operating risks from various start-up businesses. We own, either wholly or through joint ventures, and in some instances operate, several start-up businesses in the Seaport. As a result, the revenues and expenses of these businesses directly impact the net operating income of the Seaport, which could have an adverse effect on our financial condition and results of operations.

For example, seasonality has a significant impact on our Seaport business due to weather conditions, New York City tourism and other factors, with the majority of Seaport’s revenue generated between May and October. Similarly, in Las Vegas, we are significantly impacted by the baseball season, with a significant portion of our Sponsorship, Events, and Entertainment segment revenue generated between April and September. As a result, our total revenues tend to be higher in the second and third quarters, and our quarterly results for any one quarter or in any given fiscal year may not be indicative of results to be expected for any other quarter or year. Additionally, during periods of extreme temperatures (either hot or cold) or precipitation, we may experience significant reductions in consumer traffic, which could adversely affect our assets and our business as a whole.

Additionally, our investment in JG and the related development of the Tin Building are both relatively new, and uncertainty around those investments could also contribute to volatile results.

Significant competition could have an adverse effect on our business.

The nature and extent of the competition we face depend on the type of property. Because our existing portfolio consists of entertainment-related assets, these properties compete for consumers and their discretionary dollars with other forms of entertainment, leisure and recreational activities. This competition is particularly intense in Manhattan and in the Las Vegas area, where all of our assets are located. The success of our business depends in part on our ability to anticipate and respond quickly to changing consumer tastes, preferences and purchasing habits. Many of the entities operating competing businesses are larger and have greater financial resources, have been in business longer, or have greater name recognition, and as a result may be able to invest greater resources than we can in attracting consumers to our properties. Certain of our assets will depend on our ability to attract concerts and other events to our venues, and in turn the ability of performers to attract strong attendance.

JG, in which we own a 25% stake, competes in the restaurant industry with national, regional and locally-owned or operated restaurants, an industry characterized by the continual introduction of new concepts and subject to rapidly changing consumer preferences, tastes, trends and eating and purchasing habits. A substantial number of restaurants compete with JG for customers, consumer dollars, restaurant locations and qualified management and other restaurant staff.

Numerous residential and commercial developers, some with greater financial and other resources, compete with us in seeking resources for development and prospective purchasers and tenants. Competition from other real estate developers may adversely affect our ability to attract and retain experienced real estate development personnel or obtain construction materials and labor. These competitive conditions can adversely affect our results of operations and financial condition.

Additionally, there are numerous shopping facilities that compete with our operating retail properties in attracting retailers to lease space. In addition, retailers at these properties face continued competition from other retailers, including internet retailers. Competition of this type could adversely affect our results of operations and financial condition. In addition, we compete with other major real estate investors and developers, many of whom have lower costs of, and superior access, to capital for attractive investment and development opportunities.

The concentration of our properties in New York City and Las Vegas exposes our revenues and the value of our assets to adverse changes in local economic conditions.

The properties we own are located in the same or a limited number of geographic regions, largely Manhattan and the Las Vegas area. Our current and future operations at the properties in these areas are generally subject to significant fluctuations caused by various factors that are beyond our control such as the regional and local economies, which may be negatively impacted by material relocation by residents, industry slowdowns, increased unemployment, lack of availability of consumer credit, levels of consumer debt, adverse weather conditions, natural disasters, climate change and other factors, as well as the local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants.

In addition, some of our properties are subject to various other factors specific to those geographic areas. For example, tourism is a major component of the local economies in lower Manhattan and in the Las Vegas area, so our properties in those areas are susceptible to factors that affect travel and tourism related to these areas, including cost and availability of air services and the impact of any events that disrupt air travel to and from these regions. Moreover, these properties may be affected by risks such as acts of terrorism and natural disasters, including major wildfires, floods, droughts and heat waves, as well as severe or inclement weather, which could also decrease tourism activity.

Given that the majority of our revenue comes from the Seaport in New York City, we are also particularly vulnerable to adverse events (including acts of terrorism, threats to public safety, natural disasters, epidemics, pandemics, weather conditions, labor market disruptions and government actions) and economic conditions in New York City and the surrounding areas. For example, the Seaport’s operations and operating results were materially impacted by the COVID-19 pandemic and New York state and city laws and regulations regarding lockdowns and capacity restrictions. Declines or disruptions in certain industries—for example, the financial services or media sectors—may also have a significant adverse effect on the New York City economy or real estate market, which could disproportionately impact on our business.

Further, our assets in the Las Vegas area are to some degree dependent on the gaming industry, which could be adversely affected by changes in consumer trends and preferences and other factors over which we have no control. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including land-based casinos, video lottery, sweepstakes and poker machines, many of which are located outside of Las Vegas. Such increased competition could have a negative impact on the local Las Vegas economy and result in an adverse effect on our assets in the Las Vegas area. The success of our assets in the Las Vegas area may also be negatively impacted by changes in temperature due to climate change, increased stress on water supplies caused by climate change and population growth and other factors over which we have no control.

If any or all of the factors discussed above were to occur and result in a decrease in the revenue derived from assets in any of these geographic regions, it would likely have a material adverse effect on our business, financial condition and results of operations.

Some of our properties are subject to potential natural or other disasters.

Our properties are located in areas which are subject to natural or other disasters, including hurricanes, floods, wildfires, heat waves and droughts. We cannot predict the extent of damage that may result from such adverse weather events, which depend on a variety of factors beyond our control. Whether such events are caused or exacerbated by global climate changes or other factors, our properties in Manhattan, a coastal region, could be affected by increases in sea levels, the frequency or severity of hurricanes and tropical storms, or environmental disasters, and our properties in the Las Vegas area could be negatively impacted by changes in temperature or increased stress on water supplies. Additionally, adverse weather events can cause widespread property damage and significantly depress the local economies in which we operate and have an adverse impact on our business, financial condition and operations.

Climate change, as well as scrutiny of climate change and other environmental or social matters may adversely affect our business.

As a result of climate change, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our properties located in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition and results of operations would be adversely affected. In addition, many state and local governments are adopting or considering adopting regulations requiring that property owners and developers include in their development or redevelopment plans resiliency measures to address climate-change or other environmental or social risks. We may be required to incur substantial costs if such regulations apply to any of our properties. There is also increasing scrutiny of climate, human capital and other sustainability matters from various investors, consumers and other stakeholders, and our actual or perceived sustainability performance and disclosures may impact these stakeholders’ interest in our company or our real estate. Moreover, various policymakers, including the State of New York, have adopted or are considering adopting laws requiring disclosure of certain climate-related information, which may require additional costs for us to comply. However stakeholder, including regulator, expectations are not uniform and, at times, conflict. Any failure to successfully navigate stakeholder expectations, including compliance with laws or interpretations of such requirements, may result in reputational harm, loss of customers or employees, investor or regulatory engagement, or other adverse business impacts. Our tenants and suppliers may be subject to similar risks, which may indirectly impact us as well.

Water and electricity shortages could have an adverse effect on our business, financial condition and results of operations.

Drought conditions and increased temperature—particularly in Las Vegas—could cause our assets to experience water and electricity shortages. The lack or reduced availability of electricity or water may make it more difficult or expensive for us to operate our businesses and obtain approvals for new developments and could limit, impair or delay our ability to develop or sell, or increase the cost of developing, our assets in the relevant areas.

If we are unable to make strategic acquisitions and develop and maintain strategic partnerships, our growth may be adversely affected, and we may not realize the expected benefit from acquisitions and partnerships.

As part of our long-term business strategy, we intend to opportunistically seek out acquisitions and utilize strategic partnerships. There are no assurances, however, that attractive acquisition or strategic partnership opportunities will arise, or if they do, that they will be consummated, or that any needed additional financing for such opportunities will be available on satisfactory terms when required. We cannot provide assurances that acquired assets will be successfully integrated into our operations or that they will perform in accordance with our expectations, nor can we provide assurances that strategic partnerships will be successful or that our relationships with our partners will continue to be mutually beneficial. If attractive acquisitions cannot be identified and successfully consummated, or if strategic partnerships cannot be established or successfully maintained, it could negatively impact our business, financial condition and results of operations.

We are party to numerous joint venture arrangements with strategic partners, and our business strategy may include seeking to enter into new joint venture arrangements, as well as expanding relationships with our existing strategic partners. Our strategic partners may have interests that are different from ours. Furthermore, we rely on certain of our joint venture partners to provide management services at certain of our restaurants and operations, and if we were no longer able to rely on such partnerships for those services, we would be required to find an alternative; we can provide no assurances as to our success in finding a new management partner or providing such services internally.

We currently have entered and may intend to enter into additional joint venture partnerships, such as with respect to (a) our 25% interest in JG and (b) the Fashion Show Mall Air Rights. Our joint venture partners may bring local market knowledge and relationships, development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive advantages. In the future, we may not have sufficient resources, experience and/or skills to locate desirable partners, including in the event that we determine to expand our operations outside of our current locations in New York and Las Vegas. We also may not be able to identify and attract partners who want to conduct business in the locations where our properties are located or may be located in the future, and who have the assets, reputation or other characteristics that would enhance our growth strategies.

While we generally participate in making decisions for our jointly owned properties and assets, we might not always have the same objectives as the partner in relation to a particular asset, and we might not be able to formally resolve any issues that arise. In addition, actions by a partner may subject property owned by the joint venture to liabilities greater than those contemplated by the joint venture agreements, be contrary to our instructions or requests or result in adverse consequences. In many instances we do not exercise control over decisions made with respect to our joint ventures or their assets, and decisions may be made that are detrimental to our interests. Furthermore, we have made, and expect to continue to seek to make, investments in unconsolidated ventures that we do not control and account for under the equity method. We rely on the information, including financial information, prepared by these ventures to monitor our investments and prepare our financial statements. Errors in the financial statements or other information provided to us could lead to errors in our financial statements.

The bankruptcy or, to a lesser extent, financial distress of any of our joint venture partners could materially and adversely affect the relevant property or properties. If this occurred, we would be precluded from taking some actions affecting the estate of the other investor without prior court approval which would, in most cases, entail prior notice to other parties and a hearing. At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take. If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of one of the other partners might result in our ultimate liability for a greater portion of those obligations than would otherwise be required.

Several of our properties and our tenants depend on frequent deliveries of food, alcohol and other supplies, which subjects us to risks of shortages, interruptions and price fluctuations for those goods.

The ability of several of our properties, including JG, and some of our tenants to maintain consistent quality service depends in part on their ability to acquire fresh, quality products from reliable sources. If there were any major shortages, interruptions or significant price fluctuations for certain fresh, quality products or if suppliers were unable to perform adequately or fail to distribute products or supplies to our properties or the properties of our tenants, or terminate or refuse to renew any contract with them, this could adversely affect our business and results of operations.

In addition, certain of our tenants purchase beer, wine and spirits from distributors who own the exclusive rights to sell such alcoholic beverage products in the geographic areas in which we are located. The continued ability to purchase certain brands of alcoholic beverages depends upon maintaining relationships with those distributors, of which there can be no assurance. If any of our or our tenants’ alcohol beverage distributors cease to supply them, they may be forced to offer brands of alcoholic beverage which have less consumer appeal, which could adversely affect our business and results of operations.

We are exposed to risks associated with the development, redevelopment or construction of our properties, including the potential redevelopment at 250 Water Street and in connection with our Fashion Show Mall Air Rights.

Two of our current assets are in pre- or early-development stages. Seaport includes 250 Water Street, a one-acre development site approved for 547,000 zoning square feet of market rate and affordable housing, office, retail and community gathering space. Building of the foundation at 250 Water Street commenced in the second quarter of 2022. In the final quarter of 2023, the State of New York Department of Environmental Conservation issued a certificate of completion for the site stating that site clean-up had been completed to a level consistent with planned site uses. Site development will need to include certain environmental measures, including to mitigate vapor intrusion and address noise attenuation. For additional details, see “—Regulatory, Legal and Environmental Risks—We may be subject to potential costs to comply with environmental laws.” Another of our assets is the Fashion Show Mall Air Rights, which is a contractual right to form a joint venture to hold an 80% managing member interest in a to-be-formed entity that would own the air rights above the Fashion Show mall in Las Vegas, as well as the exclusive right to develop such air rights. Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, site and building design, environment, zoning, sales and similar matters apply to and/or affect the real estate development industry. Completion of development activities at 250 Water Street and initiation of development activities in connection with Fashion Show Mall Air Rights are complex processes and subject to numerous factors and contingencies, including market conditions, financing and additional approvals. We are currently evaluating all strategic alternatives before proceeding further with any development activities. There can be no guarantee of when or if either of these potential developments will be completed or, if they are completed, reach subsequent stabilization or achieve profitability.

Our development, redevelopment and construction activities, including at 250 Water Street and in connection with our Fashion Show Mall Air Rights, expose us to risks such as:

●	inability to obtain construction financing for the development or redevelopment of properties;
●	inability to obtain or renew permits or approvals, and the continued effectiveness of permits already granted or approvals already obtained;

●	increased construction costs for a project that exceeded our original estimates due to increases in materials, labor or other costs, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increased construction costs;
●	supply chain issues and increased difficulty for workforce recruitment which may lead to construction delays and increased project development costs;
●	costs and delays associated with compliance with legal and regulatory requirements;
●	claims for construction defects after a property has been developed;
●	poor performance or nonperformance by any of our joint venture partners or other third parties on whom we rely;
●	health and safety incidents and site accidents;
●	compliance with environmental laws and land use controls;
●	easement restrictions which may impact our development costs and timing;
●	compliance with building codes and other local regulations;
●	delays and increased expenses as a result of legal challenges, whether brought by governmental authorities, our competitors, local residents or private parties;
●	changes to tax rules, regulations and/or incentives; and
●	the inability to secure tenants necessary to support commercial projects.

For example, we were subject to various lawsuits challenging the development approvals we obtained for our 250 Water Street development project, which have since reached resolution. Although, the lawsuits did not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations, we cannot guarantee that the outcome of any future litigation related to 250 Water Street, or any of our other development, redevelopment and construction activities, will not result in substantial costs or delays, divert our management’s attention and resources or otherwise harm our business. For additional information, see Note 8 – Commitments and Contingencies to the Consolidated and Combined Financial Statements included in this Annual Report.

In connection with any pursuit of development of the Fashion Show Mall Air Rights, we may encounter additional risks in addition to the foregoing risks. These additional risks may include, among others: the inability to reach agreement with our counterparty on the contractual terms of the proposed joint venture that would formalize the ownership structure of the air rights; unwillingness of the owner of the Fashion Show mall to comply with the terms of existing contractual agreements and/or cooperate with such development; the inability to develop such rights based upon then-existing conditions relating to the structure of the existing Fashion Show mall, rights or potential rights (whether known or unknown) of tenants or other parties in possession of any portion of the Fashion Show mall or otherwise, which may require negotiation and further costs; costs and delays associated with the required cooperation between the parties, which may contribute to potential development being considered economically infeasible; and costs and delays associated with, or the inability to successfully obtain, the legal subdivision of the development rights from the fee ownership interest in the real property.

If any of the aforementioned risks were to occur during the development, redevelopment or construction of our properties, including at 250 Water Street and in connection with our Fashion Show Mall Air Rights, it could have a substantial negative impact on the project’s success and result in a material adverse effect on our financial condition or results of operations.

Our development projects may subject us to certain liabilities.

We may hire and supervise third-party contractors to provide construction, engineering and various other services for wholly-owned development projects or development projects undertaken by real estate ventures in which we hold an equity interest. Certain of these contracts are structured such that we are the principal rather than the agent. As a result, we may assume liabilities in the course of the project and be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties we have engaged.

Adverse outcomes of disputes or litigation could negatively impact our business, results of operations and financial condition, particularly if we have not limited the extent of the damages to which we may be liable, or if our liabilities exceed the amounts of the insurance that we carry. Moreover, our tenants may seek to hold us accountable for the actions of contractors because of our role even if we have technically disclaimed liability as a legal matter, in which case we may determine it necessary to participate in a financial settlement for purposes of preserving the tenant or customer relationship or to protect our corporate brand. Acting as a principal may also mean that we pay a contractor before we have been reimbursed by our tenants or have received the entire purchase price of a condominium unit from the purchaser. This exposes us to additional risks of collection in the event of a bankruptcy, insolvency or a default by a tenant, contractor or vendor. The reverse can occur as well, where a contractor we have paid files for bankruptcy protection or commits fraud with the funds before completing a project which we have funded in part or in full.

Government housing regulations may limit opportunities at 250 Water Street and any future communities in which we invest, and failure to comply with resident qualification requirements may result in financial penalties or loss of benefits.

Our 250 Water Street development site is approved for affordable housing and other benefits from governmental programs intended to provide housing to individuals with low or moderate incomes. These programs, which are typically administered by the United States Department of Housing and Urban Development (“HUD”) or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to property owners. As a condition of the receipt of assistance under these programs, 250 Water Street and any future qualifying properties we may development must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. In addition, we will typically need to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property. We may not always receive such approval.

Cybersecurity risks and incidents, such as a breach of the Company’s privacy or information security systems, or those of our vendors or other third parties, could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our tenants and business partners and personally identifiable information of our employees on our networks. The collection and use of personally identifiable information are governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase our operating costs and adversely impact our ability to market our properties and services.

Additionally, we rely on our information technology systems to be able to monitor and control our operations, adjust to changing market conditions and implement strategic initiatives. We own and manage some of these systems but also rely on third parties for a range of products and services. Any disruptions in or the failure of our own systems, or those managed and operated by third parties, to operate as expected could adversely affect our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions and implement strategic initiatives. The security measures that we and our vendors put in place cannot provide absolute security, and the information technology infrastructure we and our vendors use may be vulnerable to criminal cyber-attacks or data security incidents.

Any such incident could compromise our networks or our vendors’ networks (or the networks or systems of third parties that facilitate our business activities or our vendors’ business activities), and the information we or our vendors store could be accessed, misused, publicly disclosed, corrupted, lost or stolen, resulting in fraud, including wire fraud related to our assets, or other harm. Moreover, if a data security incident or breach affects our systems or our vendors’ systems, whether through a breach of our systems or a breach of the systems of third parties, or results in the unauthorized release of personally identifiable information, our reputation and brand could be materially damaged and we may be exposed to a risk of loss or litigation and possible liability, including, without limitation, loss related to the fact that agreements with our vendors, or our vendors’ financial condition, may not allow us to recover all costs related to a cyber-breach for which they alone are responsible or for which we are jointly responsible, which could result in a material adverse effect on our business, results of operations and financial condition.

Like many companies, we and our third-party vendors have been impacted by security incidents in the past and will likely experience security incidents of varying degrees. While we do not believe these incidents have had a material impact to date, privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. In light of the increased risks, we have dedicated substantial additional resources of expense, labor and time to strengthening the security of our computer systems. In the future, we may expend additional resources to continue to enhance our information security measures and/or to investigate and attempt to remediate any information security vulnerabilities. Despite these steps, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls and procedures, will be fully implemented, complied with or effective in protecting our systems and information, and that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems or that any such incident will be discovered in a timely manner. Any failure in or breach of our information security systems, those of third-party service providers or a breach of other third-party systems that ultimately impacts our operational or information security systems as a result of cyber-attacks or information security breaches could result in a wide range of potentially serious harm to our business and results of operations.

Additionally, cyber-attacks perpetrated against our tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and spending at our tenants, or negatively impact consumer perception of shopping at, dining at and otherwise utilizing our properties, all of which could materially and adversely affect our business, financial condition and results of operations.

Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine or in the Middle East, could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the U.S. and foreign jurisdictions and geopolitical conflicts, such as the conflicts between Russia and Ukraine, and in the Middle East. While we do not have any customer or direct supplier relationships in these regions, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary for construction and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business.

Some of our directors are involved in other businesses including real estate activities and public and/or private investments and, therefore, may have competing or conflicting interests with us.

Certain of our directors have and may in the future have interests in other real estate business activities and may have control or influence over these activities or may serve as investment advisors to, or directors or officers of other businesses. These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations. Additionally, certain of our directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities in their non-director capacities. Our Code of Business Conduct and Ethics expressly provides, as permitted by Section 122(17) of the Delaware General Corporation Law (the “DGCL”), that our non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to our businesses, provided that such opportunities are not in direct competition with our businesses. Accordingly, we have no expectation that we will be able to learn of or participate in such opportunities. If any potential business opportunity is expressly presented to a director exclusively in his or her director capacity, the director will not be permitted to pursue the opportunity, directly or indirectly through a controlled affiliate in which the director has an ownership interest, without the approval of the independent members of our board of directors.

Pershing Square is our largest stockholder and may exert influence over us that may be adverse to our best interests and those of our other stockholders.

As of December 31, 2024, Pershing Square Capital Management, L.P. (“Pershing Square”), through investment funds advised by it, beneficially owned approximately 39.5% of our outstanding common stock based on their Schedule 13D/A filed on October 22, 2024. Accordingly, Pershing Square has the ability to influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our Certificate of Incorporation and amended and restated bylaws (the “Bylaws”) and the entering into of extraordinary transactions, and its interests may not in all cases be aligned with other stockholders’ interests.

In the future, Pershing Square could acquire additional shares of our common stock. If Pershing Square’s ownership of our common stock increases to more than 50%, we would be considered a “controlled company” under the corporate governance rules of NYSE American, which would allow us to opt out of certain NYSE American corporate governance requirements, including the requirements that: (1) a majority of the board of directors consist of independent directors; (2) the compensation of our officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors; and (3) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. In addition, Pershing Square would be able to control virtually all matters requiring stockholder approval, including the election of our directors.

Pursuant to the Investor Rights Agreement, as long as Pershing Square owns at least 10% of the total outstanding shares of our common stock, Pershing Square will be entitled to nominate at least one director to our board of directors and, if we increase the size of the board to larger than five directors, as many nominees as represent at least 20% of the total number of directors then on the board. These board nomination rights are also contained in our Certificate of Incorporation. Additionally, we have granted a waiver of the applicability of the provisions of Section 203 of the DGCL such that Pershing Square, which owned approximately 39.5% of the outstanding shares of our common stock as of December 31, 2024, may increase its position in our common stock without being subject to Section 203’s restrictions on business combinations. See “—Risks Related to Our Common Stock—Anti-takeover provisions in our Certificate of Incorporation, our Bylaws, Delaware law, the Investor Rights Agreement and certain other agreements may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.”

This concentration of ownership, and the potential for further concentration of ownership, of our outstanding common stock held by Pershing Square, as well as its rights under the Investor Rights Agreement and the Certificate of Incorporation, will potentially make some transactions more difficult or impossible without its support. The interests of Pershing Square, or any of its respective affiliates could conflict with or differ from the interests of our other stockholders. For example, the concentration of ownership held by Pershing Square could allow it to influence our policies and strategy and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that may otherwise be favorable to us and our other stockholders. Pershing Square or an affiliate thereof may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. This control may also adversely affect the market price of our common stock.

Our business is subject to risks associated with our investments in real estate assets and with trends in the real estate industry.

Our economic performance and the value of our real estate assets are subject to the risk that our properties may not in the future generate revenues sufficient to meet our operating expenses or other obligations, which has been the case with our portfolio in recent years. A future deficiency of this nature would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations.

Because real estate is illiquid, we may not be able to sell properties when in our best interest.

Real estate investments generally cannot be sold quickly. The capitalization rates at which properties may be sold could be higher than historic rates, thereby reducing our potential proceeds from the sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic disrupted our business and a resurgence of the pandemic, or another pandemic, epidemic or health crisis, could have a material adverse effect on our business, financial performance and condition, operating results and cash flows.

Beginning in 2020, the COVID-19 pandemic disrupted our business, as well as the businesses of our tenants, and a resurgence of COVID-19, or any other future pandemic, epidemic or similar health crisis, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The COVID-19 pandemic negatively impacted our business in 2020 across all of our operations. Landlord Operations were negatively impacted by delayed leasing of vacant space as well as rental abatements from existing tenants. Additionally, certain of our tenants were forced to permanently close. Our Sponsorship, Events, and Entertainment and Hospitality segments were significantly impacted by measures put in place by New York City that were intended to control the spread of disease, including mandated closures and restrictions upon opening, and the timing of the peak of the pandemic resulted in the full cancellation of our Summer Concert Series in 2020. Our sponsorship business was also negatively impacted by disruptions to our hospitality and events businesses, as sponsors were unable to fulfill their contractual obligations. As a result, many agreements were negotiated and extended during this time.

Our sports operations were also materially impacted by the COVID-19 pandemic and actions taken in response by governmental authorities and MLB. The success of our baseball operations relies heavily on ticket sales and attendance figures. Attendance further impacts our concession and merchandise revenue and indirectly influences the number of events hosted at the Las Vegas Ballpark, as well as sponsor growth and engagement. MLB first postponed and eventually cancelled the minor league baseball season as a result of the COVID-19 pandemic, and, as a result, our business operations related to the Aviators were suspended. Our related special events and sponsorships were also negatively impacted. Our sports operations continued to be impacted by government-mandated assembly restrictions during fiscal year 2021 and temporary declines in attendance related to COVID-19 during certain months of fiscal year 2022.

Our and our tenants’ businesses have been, and could in the future be, materially and adversely affected by the risks, or the public perception of the risks, related to pandemics or other health emergencies, like the COVID-19 pandemic, and the government’s reaction thereto, especially if there is a negative impact on customers’ willingness or ability to frequent such businesses. Our business is also particularly sensitive to discretionary business and consumer spending. A pandemic such as COVID-19, or the fear of another pandemic or other public health emergency, has in the past, and could in the future, impede economic activity in impacted regions or globally over the long-term, leading to a decline in discretionary spending on entertainment and leisure activities, including declines in domestic and international tourism, which would result in long-term effects on our business. To the extent a pandemic, epidemic or other similar health crisis adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risks Factors” section and elsewhere in this Annual Report.

Risks Related to Our Sports Assets

Our sports assets face intense and wide-ranging competition, which may have a material negative effect on our business and results of operations.

The success of a sports business, like baseball-related assets, is dependent upon the performance and/or popularity of its franchise. The Aviators compete, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, radio, the internet and online services, streaming devices and applications and other alternative sources. For example, the Aviators compete for attendance and advertising with a wide range of alternatives available in the Las Vegas metropolitan area. During some or all of the baseball season, the Aviators face competition, in varying respects and degrees, from professional football (including the NFL’s Las Vegas Raiders), professional hockey (including the NHL’s Las Vegas Golden Knights), professional soccer (including the USL’s Las Vegas Lights), collegiate sporting events such as UNLV athletic teams and other NCAA competitions, women’s professional basketball (including the WNBA Las Vegas Aces), other sporting events held in the Las Vegas metropolitan area, and other leisure-time activities and entertainment options in Las Vegas (including concerts, music festivals and other live performances).

As a result of the large number of options available, we face strong competition for the Las Vegas metropolitan area sports fan base. We must compete with these other sports teams and sporting events, in varying respects and degrees, including on the basis of the quality of the teams we field, its success in the leagues in which it competes, our ability to provide an entertaining environment at our games, prices we charge for tickets and the viewing availability of our team’s games on multiple media alternatives. Given the nature of sports, there can be no assurance that we will be able to compete effectively, including with companies that may have greater resources than us, and as a consequence, our business and results of operations may be materially negatively affected.

Additionally, on November 16, 2023, the thirty owners of MLB teams unanimously voted to approve the move by the Athletics to Las Vegas in 2028. In April 2024, the Athletics announced that they had signed a lease to play the 2025 through 2027 seasons in Sacramento before their planned move to Las Vegas beginning in the 2028 season. There can be no assurance that the Athletics will move to Las Vegas at all or that we will achieve any potential benefits of such a move. A major league baseball team located in Las Vegas or Summerlin could also compete with the Aviators for their existing fans. As a result, the Athletics’ move could even result in a material negative impact on the Aviators if this competition results in a decline in Aviators attendance.

The success of our business is dependent on our ability to attract attendance to the Aviators’ home games. Our business also competes with other leisure-time activities and entertainment options in the Las Vegas metropolitan area, such as television, motion pictures, concerts, music festivals and other live performances, restaurants and nightlife venues, casinos, the internet, social media and social networking platforms and online and mobile services, including sites for online content distribution, video on demand and other alternative sources of entertainment.

Our business is substantially dependent on the continued popularity and/or competitive success of the Aviators, which cannot be assured.

Our financial results depend in part on the Aviators remaining popular with their fan base, and, in varying degrees, on the team achieving on-field success, which can generate fan enthusiasm that results in sustained ticket, premium seating, suite, sponsorship, food and beverage and merchandise sales during the season. In addition, success in the regular season may qualify the Aviators for participation in post-season playoffs, which provides us with additional revenue by increasing the number of games played by the Aviators and, more importantly, by generating increased excitement and interest in the Aviators, which can help drive a number of our revenue streams, including by improving attendance and sponsorships, in subsequent seasons. In addition, league, team and/or player actions or inactions, including protests, may impact the popularity of the Aviators or the league in which it plays. There can be no assurance that the Aviators will maintain continued popularity or compete in post-season play in the future.

Baseball decisions made by the parent club, especially those concerning player selection and salaries, may have a material negative effect on our business and results of operations.

Creating and maintaining the Aviators’ popularity and/or on-field competitiveness is relevant to the success of our business. The Aviators are an affiliate of the Athletics and get their players designated to them by the Athletics (as the parent club) from among the various players under contract with the parent club. Accordingly, efforts to improve our revenues and earnings from operations from period-to-period may be secondary to actions that the parent club’s management believes will generate long-term growth and asset value creation. The competitive position of the Aviators depends primarily on the Athletics’ ability to obtain, develop and retain talented players, coaches and team executives, for whom it competes with other MLB team and over which the Aviators have no control. The Athletics’ efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration or contract renegotiation with existing players, terminating and waiving players and replacing coaches and team executives, and any of these actions can impact the competitive strength of the Aviators.

There can be no assurance that the Aviators (or their parent club) will be able to retain players upon expiration of their contracts or sign and develop talented players to replace those who are called up to the parent club, leave for other teams, retire or are injured, traded or released. Additionally, there can be no assurance that any actions taken by the Athletics will successfully generate and increase long-term growth and asset value creation for the Aviators.

The actions of MLB Professional Development Leagues (“MLB PDL”) may have a material negative effect on our business and results of operations.

The governing body of minor league baseball, MLB Professional Development Leagues, has certain rights under certain circumstances to take actions that they deem to be in the best interests of the league, which may not necessarily be consistent with maximizing our results of operations. Decisions by MLB PDL could have a material negative effect on our business and results of operations. For example:

●	The Aviators’ affiliation with the Athletics is dependent on maintaining a license from MLB PDL. The current license with MLB PDL expires after the 2030 minor league baseball season, and there is no guarantee that MLB PDL will offer the Aviators an opportunity to renew that license.
●	MLB PDL may assert control over certain matters, under certain circumstances, that may affect our revenues such as ticket tax, advertising inventory, and the licensing of (and royalty rates paid for) the rights to produce and sell merchandise bearing the logos and/or other intellectual property of the Aviators and the league.
●	MLB PDL imposes certain rules that define, under certain circumstances, the territories in which the Aviators operate. MLB and MLB PDL have also asserted control over other important decisions, such as the length and format of, and the number of games in, the playing season, preseason and playoff schedules, admission of new members, franchise relocations, labor relations with the players associations, etc. Changes to these matters could have a material negative effect on our business and results of operations.
●	MLB PDL imposes certain restrictions on the ability of owners to undertake certain types of transactions in respect of teams, including a change in ownership. In certain instances, these restrictions could impair our ability to proceed with a transaction that is in the best interest of the Company and its stockholders if we were unable to obtain any required league approvals in a timely manner or at all.
●	MLB PDL has imposed a number of rules, regulations, guidelines, bulletins, directives, policies and agreements upon its teams. Changes to these provisions may apply to the Aviators and its personnel, and/or the Company as a whole, regardless of whether we agree or disagree with such changes, have voted against such changes or have challenged them through other means. It is possible that any such changes could materially negatively affect our business and results of operations to the extent they are ultimately determined to bind the Aviators. MLB PDL asserts significant authority to take certain actions under certain circumstances. Decisions by MLB PDL, including on the matters described above, may materially negatively affect our business and results of operations.

MLB PDL’s governing documents and our agreements with MLB PDL purport to limit the manner in which we may challenge decisions and actions.

Injuries to, and illness of, players on our sports team could hinder our success.

To the degree that our financial results are dependent on the Aviators’ popularity and/or on-field success, the likelihood of achieving such popularity or competitive success may be substantially impacted by serious and/or untimely injuries to or illness of key players. Even if we take health and safety precautions and comply with government protocols, our players may nevertheless contract serious illness, such as COVID-19 and, as a result, the Aviators’ ability to participate in games may be substantially impacted.

Financial Risks

We will be unable to develop, redevelop or expand our properties without sufficient capital or financing.

Our business objectives include potential development, redevelopment and expansion opportunities, including potential significant future development activity at our 250 Water Street property and in connection with the Fashion Show Mall Air Rights. We will not be able to pursue these initiatives if we cannot obtain sufficient capital or financing, which may include debt capital from lenders or the capital markets (which may be secured or unsecured), additional equity capital, cash from asset sales or government incentives, such as tax increment financing. We may be unable to obtain financing, or obtain financing on economically attractive terms, due to numerous factors, including our financial condition, results of operations or market volatility and uncertainty. Similarly, we may be unable to obtain mortgage lender and property partner approvals that may be required for any such development, redevelopment or expansion opportunity. We may abandon development, redevelopment or expansion activities already underway if we are unable to secure additional attractively priced capital to finance the completion of such activities. This may result in charge-offs of costs previously capitalized. In addition, if development, redevelopment, expansion or reinvestment projects are unsuccessful, our investments in such projects may not be recoverable, in full or in part, from future operations or sales resulting in impairment charges.

As of December 31, 2024, we had outstanding indebtedness of approximately $102.4 million, and in the future we may incur additional indebtedness. This indebtedness and changing interest rates could adversely affect our business, prospects, financial condition or results of operations and prevent us from fulfilling our financial obligations.

As of December 31, 2024, we had outstanding indebtedness of approximately $102.4 million. This indebtedness, and any future indebtedness could have the following consequences:

●	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, debt service requirements, execution of our business strategy or finance other general corporate requirements;
●	requiring us to make non-strategic divestitures, particularly when the availability of financing in the capital markets is limited;
●	requiring a substantial portion of our cash flow to be allocated to debt service payments instead of other business purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, dividends and other general corporate purposes;
●	increasing our vulnerability to general adverse economic and industry conditions, including decreases in the market value of pledged assets as well as increases in interest rates, particularly with respect to any variable rate indebtedness;
●	limiting our ability to capitalize on business opportunities, reinvest in and develop properties and to react to competitive pressures and adverse changes in government regulations;

●	placing us at a disadvantage compared to other less leveraged competitors;
●	limiting our ability, or increasing the costs, to refinance our indebtedness;
●	restricting our ability to operate our business due to certain restrictions in the debt agreements; and
●	resulting in an event of default if we fail to satisfy our obligations under our indebtedness, which default could result in all or part of our indebtedness becoming immediately due and payable and, in the case of any secured debt, could permit the lenders to foreclose on our assets securing such debt.

In 2023, our subsidiary 250 Seaport District, LLC (“250 Water Street Borrower,” then a subsidiary of HHH), the fee owner of 250 Water Street, entered into a term loan agreement (the “Existing 250 Water Street Term Loan”) with Mizuho Capital Markets (“MCM”), as agent, and certain lenders. In connection with the separation, we caused 250 Water Street Borrower to enter into certain agreements (collectively, the “Refinanced 250 Water Street Term Loan”) with MCM pursuant to which we refinanced the Existing 250 Water Street Term Loan to reduce our outstanding indebtedness and provide us with greater financial flexibility. In connection with the Refinanced 250 Water Street Term Loan, we entered into a total return swap with MCM to provide credit support for the 250 Water Street Borrower’s obligations under the Refinanced 250 Water Street Term Loan (the “250 Water Street TRS”). The Refinanced 250 Water Street Term Loan bears interest at a variable rate. During periods of rising interest rates, such as have been experienced in the recent past, interest expense on our variable rate debt will increase unless we effectively hedge our interest rate exposure. Such increases could be significant, particularly if we incur substantially more variable rate debt, and could materially and adversely affect our financial condition, results of operations, cash flows and ability to service our debt, invest in our business or access additional capital. For additional information about our debt agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

The agreements governing our existing indebtedness contain restrictions that may limit our ability to operate our business.

In addition to our Refinanced 250 Water Street Term Loan and our 250 Water Street TRS, we are also party to a mortgage with respect to the ballpark. In 2018, in order to finance the Las Vegas Ballpark, Clark County Las Vegas Stadium, LLC (“CCLVS”), then a subsidiary of HHH, entered into a note purchase agreement pursuant to which it issued a 4.92% senior secured note to Wells Fargo Trust Company, National Association, as trustee, in the principal amount of $51.2 million (the “Las Vegas Note Purchase Agreement”). The Las Vegas Note Purchase Agreement is secured by a deed of trust (the “Las Vegas Ballpark Deed of Trust”) and, among other things, a lien on the Las Vegas Ballpark (pursuant to the Las Vegas Ballpark Deed of Trust) and certain of CCLVS’s interests in agreements related to the Las Vegas Ballpark.

Our Refinanced 250 Water Street Term Loan, our Las Vegas Ballpark Deed of Trust and our 250 Water Street TRS contain certain restrictions that may limit our ability to operate our business as well as representations and covenants customary for agreements of these types, including financial covenants related to maintenance of loan-to-value ratios with respect to the collateral. These agreements also contain customary events of default and termination events. These restrictions limit our ability, or the ability of certain of our subsidiaries, to, among other things:

●	incur indebtedness or issue equity;
●	create certain liens;
●	pay dividends on, redeem or repurchase capital stock or make other restricted payments;
●	make investments;
●	consolidate, merge or transfer all, or substantially all, of our assets;
●	sell-transfer, exchange, assign, pledge or otherwise dispose of equity;

●	enter into or amend lease or other agreements or transactions without consent;
●	enter into transactions with our affiliates; and
●	create, organize or establish subsidiaries.

Additionally, our debt agreements also contain various restrictive covenants, including minimum net worth requirements, minimum liquidity requirements, maximum leverage ratios, limitations on our ability to form subsidiaries and limitations on our ability to amend our governing documents. The restrictions under the debt agreements could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

We may be required to take action to reduce our debt or act in a manner inconsistent with our business objectives and strategies to meet such ratios and satisfy such covenants. Events beyond our control, such as changes in economic and business conditions, may affect our ability to do so. We may not be able to meet the ratios or satisfy the covenants in our debt agreements, and we cannot provide any assurance that our lenders will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our debt agreements would likely result in a default under such debt agreements, which may accelerate the principal and interest payments of the debt and, if such debt is secured, result in the foreclosure on certain of our assets that secure such debt. Any such defaults could materially impair our financial condition and liquidity. In addition, if the lenders under any of our debt agreements or other obligations accelerate the maturity of those obligations, we cannot assure that we will have sufficient assets to satisfy our obligations under such obligations.

Inflation has adversely affected us and may continue to adversely affect us by increasing costs beyond what we can recover through price increases.

The U.S. economy has experienced elevated inflation recently. Inflation can adversely affect us by increasing, among other things, the cost of land, and materials and labor, which we have experienced in fiscal year 2024 due to elevated inflation rates. Although we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects price increases may have in the future. In recent years we have been experiencing increases in the prices of labor and materials above the general inflation rate, especially in New York City with respect to labor costs. Our inability to offset increasing costs due to inflation through price increases to customers could have a material adverse effect on our results of operations, financial conditions and cash flows.

Some potential losses are not insured.

We carry comprehensive liability, fire, flood, earthquake, terrorism, cyber, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are some types of losses, including lease and other contract claims, which generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. If this happens, we might remain obligated for any mortgage debt or other financial obligations related to the property.

We are subject to risks associated with hedging arrangements.

We may enter into interest rate swap agreements and other interest rate hedging contracts, including caps and cash settled forward starting swaps, to mitigate or reduce our exposure to interest rate volatility or to satisfy lender requirements. These agreements expose us to additional risks, including a risk that counterparties of these hedging and swap agreements will not perform. There also could be significant costs and cash requirements involved to fulfill our obligations under a hedging agreement. In addition, our hedging activities may not have the desired beneficial impact on interest rate exposure and have a negative impact on our business, financial condition and results of operations.

Regulatory, Legal and Environmental Risks

Development of properties entails a lengthy, uncertain and costly entitlement process.

Approval to develop real property sometimes requires political support and generally entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requires discretionary action by local governments. Real estate projects must generally comply with local land development regulations, as well as any applicable state and federal regulations. We incur substantial costs to comply with legal and regulatory requirements. An increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that the property is not feasible for development. In addition, our competitors and local residents may challenge our efforts to obtain entitlements and permits for the development of properties. The process to comply with these regulations is usually lengthy and costly, may not result in the approvals we seek and can be expected to materially affect our development activities. Our potential development at 250 Water Street received approvals to potentially develop 547,000 zoning square feet of market rate and affordable housing, office, retail and community-oriented gathering space; however, any actual development of this project will require, among other things, final resolution of any challenges to existing approvals and related ancillary approvals.

Similarly, any future exercise our right to develop, together with an interest in and to 80% of, the air rights above the Fashion Show mall would require, among other things, numerous approvals, and would likely involve an extensive process with substantial costs, and no assurance can be given that we would be successful in obtaining the necessary approvals to develop such rights.

Government regulations and legal challenges may delay the start or completion of the development of our properties, increase our expenses or limit our building or other activities.

Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, site and building design, environment, zoning, sales and similar matters apply to and/or affect the real estate development industry. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state and local policies, rules and regulations and their interpretations and application.

Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. If municipalities in which we operate take such actions, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to operate in those municipalities. These measures may reduce our ability to build and sell real estate development projects in the affected markets, including with respect to land we may already own, and create additional costs and administration requirements, which in turn may harm our future results of operations.

Governmental regulation affects numerous aspects of our business and industry, including construction, sales and lending activities and other dealings with consumers and tenants. Further, government agencies routinely initiate audits, reviews or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

We may be subject to increased compliance costs to comply with new and contemplated government regulations relating to energy standards and climate change.

A variety of legislation is being enacted, or considered for enactment, at the federal, state and local levels relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. For example, New York City has adopted Local Law 97, which requires individual, or certain groups of, buildings over a certain size to meet new energy efficiency and greenhouse gas emissions limits as of 2024, with stricter limits coming into effect in 2030. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct buildings. Such environmental laws may affect, for example, how we manage storm water runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. As climate change concerns continue to grow among certain constituencies, legislation and regulations of this nature may continue and may make compliance more costly. In addition, it is possible that some form of expanded energy or water efficiency legislation may be passed by certain bodies, which may, despite being phased in over time, significantly increase our costs of building properties. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law.

Energy-and water-related initiatives affect a wide variety of companies throughout the U.S. and the world. Because our potential future development activities could be heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, energy-related initiatives could have an indirect adverse impact on our operations to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related taxes and regulations. Noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations and other sanctions.

We may be subject to potential costs to comply with environmental laws.

Future development and redevelopment opportunities may require additional capital and other expenditures to comply with laws and regulations relating to the protection of the environment. Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous or toxic substances, or the legality of disposal or classification of the material at the time. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral, and may expose us to tort or common law liability to neighbors, employees, site visitors, or others. It may also prevent new construction or changes in land use prior to remediation, such as sites in New York City that have been placed under an “E” designation. For instance, there is known contamination at the 250 Water Street site. In 2023, the State of New York Department of Environmental Conservation (the “DEC”) issued a certificate of completion for the site, which provides certain liability protections relating to residual hazardous substances at the site. The site is subject to an environmental easement and a site management plan (the “SMP”) prepared under the oversight of the DEC, which impose certain requirements and restrictions with respect to the property, including, among other things: a requirement that any disturbance of the subsurface be conducted in accordance with the SMP, a prohibition against use of groundwater without treatment, a requirement to conduct periodic groundwater monitoring and a requirement to evaluate the potential for vapor intrusion and implement mitigation measures. Noncompliance with these requirements could result in an obligation to conduct further remediation, revocation of the certificate of completion or revocation of tax credits received in connection with site remediation. The 250 Water Street site is also subject to an “E” designation, which imposes certain requirements on development of the property, including, among other things, a requirement to have in place an approved Remedial Action Work Plan and a Construction Health and Safety Plan prior to issuance of a construction permit involving subsurface disturbance, a requirement to locate heating and hot water system stacks at least 335 feet above grade and a requirement to comply with noise attenuation standards. Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopments, and also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with our ownership, operation and management of certain properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.

We cannot predict with any certainty the magnitude of any expenditures relating to the environmental compliance or the long-range effect, if any, on our operations. Compliance with such laws has not had a material adverse effect on our operating results or competitive position in the past but could have such an effect on our operating results and competitive position in the future.

Tax increases, changes in tax rules and challenges by tax authorities to our tax positions may adversely affect our financial results.

As a company conducting business with physical operations in the United States, we are exposed, both directly and indirectly, to the effects of changes in U.S., state and local tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. The taxing rules of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes. Some of these assessments may be substantial, and also may involve the imposition of penalties and interest.

In addition, governments could change their existing tax laws, impose new taxes on us or increase the rates at which we are taxed in the future. The payment of substantial additional taxes, penalties or interest resulting from tax assessments, or the imposition of any new taxes, could materially and adversely impact our results of operations and financial condition.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Our ability to utilize our net operating loss and credit carryovers depends on generating future federal and state taxable income. Consequently, certain net operating loss and tax credit carryforwards presented in our financial statements may not ultimately be utilized.  Additionally, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to utilize its pre-change net operating losses and other pre-change tax attributes to offset its future post-change taxable income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws.

Compliance with the Americans with Disabilities Act may be a significant cost for us.

The Americans with Disabilities Act of 1990, as amended (the “ADA”), requires that all public accommodations and commercial facilities, including office buildings, meet certain federal requirements related to access and use by disabled persons. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Noncompliance with the ADA or similar or related laws or regulations could result in the U.S. government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our business, financial condition and results of operations.

Risks Related to Our Separation From and Our Relationship with HHH

Prior to the Spin-Off, we had no history of operating as a separate, publicly traded company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The historical information about us prior to August 1, 2024 in this Annual Report refers to our business as operated by and integrated with HHH. Our historical financial information included in this Annual Report is derived from the consolidated financial statements and accounting records of HHH. Accordingly, the historical financial information included in this Annual Report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

●	prior to the separation, our business was operated by HHH as part of its broader corporate organization, rather than as a separate, publicly traded company. HHH or one of its affiliates performed various corporate functions for us such as legal, treasury, accounting, internal audit, human resources and finance. Our historical financial results reflect allocations of corporate expenses from HHH for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company. Following the separation, our costs related to such functions previously performed by HHH may therefore increase;
●	prior to the separation, our business was integrated with the other businesses of HHH. Historically, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although we entered into transition agreements with HHH, these arrangements may not fully capture the benefits that we enjoyed as a result of being integrated with HHH and may result in us paying higher charges than in the past for these services. This could have an adverse effect on our results of operations and financial condition;
●	generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were historically satisfied as part of the corporate-wide cash management policies of HHH. We expect that from time to time we will seek to obtain financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements; and
●	the cost of capital for our business may be higher than HHH’s cost of capital prior to the separation.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from HHH. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated and Combined Financial Statements and notes thereto included in this Annual Report.

As a separate, publicly traded company, we may not enjoy the same benefits that we did as a part of HHH.

There is a risk that, by separating from HHH, we became more susceptible to market fluctuations and other adverse events than we would have been if we had remained a part of the current HHH organizational structure. As part of HHH, we were able to enjoy certain benefits from HHH’s operating diversity, purchasing power and opportunities to pursue integrated strategies with HHH’s other businesses. As a separate, publicly traded company, we do not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets.

Future sales of our common stock, or the perception that such sales may occur, could depress our common stock price.

Except as otherwise described herein, all of our outstanding shares of common stock are freely tradable without restriction, other than those shares held by our affiliates. In connection with the Spin-Off, we filed a registration statement on Form S-8 registering under the Securities Act of 1933, as amended (the “Securities Act”) our common stock reserved for issuance under our equity incentive plan. If equity securities granted under such plan are sold or it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially. Actual or potential sales of our common stock made pursuant to registration rights could similarly cause the trading price of our common stock to drop significantly. Any of the foregoing also could impede our ability to raise future capital.

As of December 31, 2024, Pershing Square owns approximately 39.5% of our outstanding common stock. Pursuant to the Investor Rights Agreement, upon Pershing Square’s request we will use our commercially reasonable efforts to effect a registration under applicable federal and state securities laws for shares of our common stock held by Pershing Square. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without the need for compliance with Rule 144 under the Securities Act. Any disposition by Pershing Square, or any of our substantial stockholders, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices of our common stock.

In addition, our Certificate of Incorporation provides that we may issue up to 480,000,000 shares of common stock and 20,000,000 shares of preferred stock, $0.01 par value per share. Future issuances of shares of our common stock or securities convertible or exchangeable into common stock may dilute the ownership interest of our common stockholders. Because our decision to issue additional equity or convertible or exchangeable securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. In addition, we are not required to offer any such securities to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future issuances, which may dilute the existing stockholders’ interests in us.

Our suppliers or other companies with whom we conduct business may conclude that our financial stability as a separate, publicly traded company is insufficient to satisfy their requirements for doing or continuing to do business with them.

Some of our suppliers or other companies with whom we conduct business may conclude that our financial stability as a separate, publicly traded company is insufficient to satisfy their requirements for doing or continuing to do business with them, or may require us to provide additional credit support, such as letters of credit or other financial guarantees. Any failure of parties to be satisfied with our financial stability could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Potential indemnification obligations to HHH pursuant to the Separation Agreement (as defined herein) could materially and adversely affect our business, financial condition, results of operations and cash flows.

In connection with the Spin-Off, we entered into a separation agreement with HHH (the “Separation Agreement”). The Separation Agreement, among other things, provides for indemnification obligations (for uncapped amounts) designed to make us financially responsible for all liabilities that HHH may incur relating to our business activities (as currently and historically conducted), whether incurred prior to or after the separation. If we are required to indemnify HHH under the circumstances set forth in the Separation Agreement, we may be subject to substantial liabilities.

In connection with our separation from HHH, HHH agreed to indemnify us for certain liabilities. However, there can be no assurance that such indemnity will be sufficient to insure us against the full amount of such liabilities, or that HHH’s ability to satisfy its indemnification obligations will not be impaired in the future.

Pursuant to the Separation Agreement and certain other agreements with HHH, HHH has agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that HHH has agreed to retain, and there can be no assurance that the indemnity from HHH will be sufficient to protect us against the full amount of such liabilities, or that HHH will be able to fully satisfy its indemnification obligations. In addition, HHH’s insurance will not necessarily be available to us for liabilities associated with occurrences of indemnified liabilities prior to the separation, and in any event HHH’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the separation.

Moreover, even if we ultimately succeed in recovering from HHH or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interests in HHH.

Our board of directors currently consists of a majority of directors who are independent, and our executive officers are prior employees of HHH. As of December 31, 2024, one of our directors owns equity interests in HHH. Such ownership, or any future ownership, of common stock of HHH by our executive officers or directors could create, or appear to create, potential conflicts of interest if we and HHH face decisions that could have implications for both HHH and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and HHH regarding the terms of the agreements governing the Spin-Off and our separation from and relationship with HHH following the Spin-Off. Potential conflicts of interest may also arise out of any commercial arrangements that we or HHH may enter into in the future.

HHH may compete with us.

HHH is not restricted from competing with us. If HHH in the future decides to engage in the type of business we conduct, it may have a competitive advantage over us, which may cause our business, financial condition and results of operations to be materially adversely affected.

We may not achieve some or all of the expected benefits of the separation, and the separation may adversely affect our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all, for a variety of reasons, including, among others:

•

as part of HHH prior to the separation, we were able to enjoy certain benefits from HHH’s operating diversity, purchasing power and opportunities to pursue integrated strategies with HHH’s other businesses. As a separate, publicly traded company, we do not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets. We may also incur costs for certain functions previously performed by HHH, such as accounting, tax, legal, human resources and other general administrative functions that are higher than the amounts reflected in our historical financial statements, which could impact our cash flows profitability;

•	certain costs and liabilities that were less significant to HHH prior to the separation are more significant for us as a separate company after the separation;
•

following the separation, our business is less diversified than HHH’s businesses prior to the separation; we have and will continue to incur costs in connection with our transition to being a separate, publicly traded company that may include accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring or reassigning our personnel and costs to separate information systems; and

•	following the separation, we are more susceptible to market fluctuations and other adverse events than if we were still a part of HHH.

If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, our business, operating results and financial condition could be adversely affected.

We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with HHH.

The agreements we entered into with HHH in connection with the separation, including the Separation Agreement, transition services agreement, employee matters agreement, tax matters agreement and other commercial agreements, were prepared in the context of our separation from HHH while we were still a wholly-owned subsidiary of HHH. Accordingly, during the period in which the terms of those agreements were prepared, we did not have a separate or independent board of directors or a management team that was separate from or independent of HHH. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between HHH and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party.

We or HHH may fail to perform under the various agreements we executed as part of the separation or we may fail to have necessary systems and services in place when certain of the agreements expire.

The Separation Agreement and other agreements we entered into with HHH in connection with the separation determine the allocation of assets and liabilities between the companies following the separation and include indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services by HHH for our benefit for a period of time after the separation. We will rely on HHH to satisfy its performance obligations under these agreements. If HHH is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our business effectively. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that HHH currently provides to us. However, we may not be successful in implementing these systems and services or in transitioning data from HHH’s systems to us.

We are also establishing or expanding our own tax, internal audit, investor relations, corporate governance and public company compliance and other corporate functions. We expect to incur one-time costs to replicate, or outsource from other providers, these corporate functions to replace the corporate services that HHH historically provided us prior to the separation. Any failure or significant downtime in our own financial, administrative or other support systems or in the HHH financial, administrative or other support systems during the transitional period during which HHH provides us with support could negatively impact our results of operations or prevent us from paying our suppliers and employees, executing business combinations and foreign currency transactions or performing administrative or other services on a timely basis, which could negatively affect our results of operations.

In particular, our day-to-day business operations rely on information technology systems. A significant portion of the communications among our personnel, customers and suppliers take place on information technology platforms. We expect the transfer of information technology systems from HHH to us to be complex, time consuming and costly. There is also a risk of data loss in the process of transferring information technology. As a result of our reliance on information technology systems, the cost of such information technology integration and transfer and any such loss of key data could have an adverse effect on our business, financial condition and results of operations.

Following the Spin-Off, we are dependent on HHH to provide us with certain transition services, which may be insufficient to meet our needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services after our transition services agreement with HHH expires.

Prior to the Spin-Off, HHH provided significant corporate and shared services related to corporate functions such as property management, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, facilities and risk management. Following the separation, HHH is continuing to provide some of these services on a transitional basis for a fee. While these services are being provided to us by HHH, we are dependent on HHH for services that are critical to our operation as a separate, publicly traded company, and our operational flexibility to modify or implement changes with respect to such services and the amounts we pay for them is limited. After the expiration of the transition services agreement, we may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost and quality of service, comparable to those that we receive from HHH under the transition services agreement.

Although we intend to replace portions of the services currently provided by HHH, we may encounter difficulties replacing certain services or be unable to negotiate pricing or other terms as favorable as those we currently have in effect.

If the Spin-Off failed to qualify as a distribution under Section 355 of the Code, HHH stockholders could incur significant adverse tax consequences, and we could be required to indemnify HHH for certain tax consequences that could be material pursuant to indemnification obligations under the tax matters agreement.

In connection with the Spin-Off, HHH received an opinion of Latham & Watkins LLP, tax counsel to HHH, regarding the qualification of the distribution as a distribution under Section 355 of the Code. There is no administrative or judicial authority that directly addresses facts that are substantially similar to those of the Spin-Off, and the opinion of tax counsel is therefore not free from doubt. Moreover, the opinion of tax counsel was based on, among other things, certain factual assumptions, representations and undertakings from HHH and us, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these factual assumptions, representations, or undertakings is incorrect or not satisfied, HHH may not be able to rely on the opinion, and HHH and its stockholders could incur significant adverse U.S. federal income tax consequences. In addition, the opinion of tax counsel is not binding on the IRS or the courts, and, notwithstanding the opinion of tax counsel, the IRS could determine that the Spin-Off did not so qualify or that the Spin-Off should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution.

If the Spin-Off is ultimately determined not to have qualified as a distribution under Section 355 of the Code, the distribution could be treated as a taxable disposition of common shares of Seaport Entertainment by HHH and as a taxable distribution to HHH stockholders for U.S. federal income tax purposes. In such case, HHH stockholders that are subject to U.S. federal income tax could incur significant adverse U.S. federal income tax consequences.

Under the tax matters agreement that we have entered into with HHH, we are generally required to indemnify HHH against taxes incurred by HHH that arise as a result of certain acts or omissions by us, inaccuracies, misrepresentations or misstatements relating to us or events involving our stock or assets that prevent the distribution from qualifying as a distribution under Section 355 of the Code, except that we will generally not bear any such taxes resulting from corporate-level taxable gain to HHH under Section 355(e) of the Code. If we are required to pay any liabilities under the circumstances set forth in the tax matters agreement, the amounts may be significant.

To comply with the tax matters agreement, we might not be able to engage in certain transactions.

Under the tax matters agreement that we entered into with HHH, we are required to comply with the representations and undertakings made to legal counsel in connection with the tax opinion HHH received regarding the intended tax treatment of the Spin-Off and certain related transactions. The tax matters agreement also restricts our ability to take or fail to take any action if such action or failure to act could adversely affect the intended tax treatment, except that we are generally not prohibited from entering into equity transactions that result in corporate-level taxable gain to HHH under Section 355(e) of the Code. In particular, except in specific circumstances, in the two years following the distribution, we will be restricted from, among other things, (i) ceasing to actively conduct certain elements of our business, and (ii) selling, transferring or otherwise disposing of, 30% or more of the gross assets of certain of our businesses. These restrictions may limit for a period of time our ability to pursue certain transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

Risks Related to Our Common Stock

We cannot be certain that an active trading market for our common stock will be sustained, and the price of our common stock may fluctuate significantly.

Prior to the Spin-Off, there was no public market for our common stock. We cannot guarantee that an active trading market will be sustained for our common stock. If an active trading market is not sustained, you may have difficulty selling your Company common stock at an attractive price, or at all. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control and/or unrelated to our operating performance, including:

●	our quarterly or annual earnings, or those of other companies in our industry;

●	the failure of securities analysts to cover our common stock;
●	actual or anticipated fluctuations in our operating results;
●	changes in earnings estimated by securities analysts or our ability to meet those estimates;
●	the operating and stock price performance of other comparable companies;
●	publication of research reports about our industry;
●	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;
●	changes to the regulatory and legal environment in which we operate;
●	changes in interest or inflation rates;
●	overall market fluctuations and domestic and worldwide economic conditions; and
●	other factors described in this “Risk Factors” section and elsewhere in this Annual Report.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We are an emerging growth company and the information we provide stockholders may be different from information provided by other public companies.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will continue to be an emerging growth company until the earliest to occur of the following:

●	the last day of the fiscal year in which our total annual gross revenues first meet or exceed $1.235 billion (as adjusted for inflation);
●	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt;
●	the last day of the fiscal year in which we (i) have an aggregate worldwide market value of common stock held by non-affiliates of $700 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (ii) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act); or
●	the last day of the fiscal year following the fifth anniversary of the date of our separation from HHH.

For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to:

●	not being required to comply with the auditor attestation requirements of the assessment of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;

●	exemption from new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies;
●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
●	exemptions from the requirement of holding a non-binding advisory vote on executive compensation and stockholder approval on golden parachute compensation not previously approved.

We may choose to take advantage of some or all of these reduced burdens. For example, we expect to take advantage of the reduced disclosure obligations regarding executive compensation in our proxy statements. For as long as we take advantage of the reduced reporting obligations, the information we provide stockholders may be different from information provided by other public companies. In addition, it is possible that some investors will find our common stock less attractive as a result of these elections, which may result in a less active trading market for our common stock and higher volatility in our stock price.

In addition, we have elected to not take advantage of the extended transition period that allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies, which means that the financial statements included in this Annual Report, as well as financial statements we file in the future, will be subject to all new or revised accounting standards generally applicable to public companies. Our election not to take advantage of the extended transition period is irrevocable.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we expect we will be required to furnish annual management assessments of the effectiveness of our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include a report by our independent registered public accounting firm addressing these assessments pursuant to Section 404 of the Sarbanes-Oxley Act. These reporting and other obligations may place significant demands on management, and administrative and operational resources, including accounting systems and resources.

The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or, when applicable, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are then listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We do not expect to pay any dividends for the foreseeable future.

You should not rely on our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, any future credit facility or debt securities may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock.

Your percentage ownership in us may be diluted in the future.

In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we will be granting to our directors, officers and employees. It is anticipated that our Compensation Committee will grant additional equity awards to our employees and directors from time to time under our employee benefits plans. These additional awards will have a dilutive effect on our earnings per share of common stock, which could adversely affect the market price of our common stock.

In addition, our Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as the Board generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred shares the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred shares could affect the residual value of the common stock.

Anti-takeover provisions in our Certificate of Incorporation, our Bylaws, Delaware law, the Investor Rights Agreement and certain other agreements may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Our Certificate of Incorporation, our Bylaws, the Investor Rights Agreement and Delaware law, among other things, contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. For example, our Certificate of Incorporation and Bylaws contain the following limitations:

●	the inability of our stockholders to act by written consent;
●	restrictions on the ability of stockholders to call a special meeting without 20% or more of the voting power of the issued and outstanding shares entitled to vote generally in the election of our directors;
●	requirements stockholders must comply with for nominating individuals for election as directors or for proposing business to be considered at stockholder meetings;
●	the right of our board of directors to issue preferred stock without stockholder approval;
●	a requirement that, to the fullest extent permitted by law, certain proceedings against or involving us or our directors or officers be brought exclusively in the Court of Chancery in the State of Delaware;
●	that certain provisions may be amended only by the affirmative vote of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors; and
●	the limitations described in “—MLB rules require that any person or group seeking to acquire a controlling interest in us or the Aviators must receive the prior approval of MLB. Such limitations and approval requirements may restrict any change of control or business combination opportunities in which our stockholders might receive a premium for shares of our common stock.”

On October 17, 2024, we entered into the Investor Rights Agreement with Pershing Square, pursuant to which Pershing Square is entitled to designate at least one individual as a nominee for election to our board of directors as long as it owns at least 10% of the total outstanding shares of our common stock. If we increase the size of the board to larger than five directors, the Investor Rights Agreement entitles Pershing Square to nominate individuals representing at least 20% of the total number of our directors, which could allow Pershing Square to exercise additional influence over certain of our corporate and governance matters. The board designation and related rights are also contained in our Certificate of Incorporation.

In addition, we are a Delaware corporation, and Section 203 of the DGCL applies to us. In general, Section 203 prevents an interested stockholder from engaging in certain business combinations with us for three years following the time that person becomes an interested stockholder subject to certain exceptions. The statute generally defines an interested stockholder as any person that is the owner of 15% or more of the outstanding voting stock or is our affiliate or associate and was the owner of 15% or more of outstanding voting stock at any time within the three-year period immediately before the date of determination.

We have granted a waiver of the applicability of the provisions of Section 203 of the DGCL such that Pershing Square, which as of December 31, 2024 owned approximately 39.5% of the outstanding shares of our common stock, may increase its position in our common stock without being subject to Section 203’s restrictions on business combinations. As such, Pershing Square, through its ability to accumulate more common stock than would otherwise be permitted under Section 203, has the ability to become a large holder group that would be able to affect matters requiring approval by Company stockholders, including the election of directors and approval of mergers or other business combination transactions.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. There also may be dilution of our common stock from the exercise of any future outstanding warrants, which may materially adversely affect the market price and negatively impact a holder’s investment.

MLB rules require that any person or group seeking to acquire a controlling interest in us or the Aviators must receive the prior approval of MLB. Such limitations and approval requirements may restrict any change of control or business combination opportunities in which our stockholders might receive a premium for shares of our common stock.

To comply with the policies of MLB, our Certificate of Incorporation provides that, as long as we have an ownership interest in the professional baseball club currently known as the Aviators, and subject to certain exceptions, no person may acquire shares of our common stock if, after such acquisition, that person would (i) own at least 50% of the outstanding shares of our common stock or at least 50% of the total voting power of our then-outstanding securities entitled to vote generally in the election of directors or (ii) have the ability to appoint at least a majority of the members of our board, unless, in each case, such person is approved by MLB or qualifies as an exempt person (which includes Pershing Square or any person approved by MLB as the “control person” of the Aviators). In the event that a person attempts to acquire shares of our common stock in violation of these restrictions, the applicable excess shares would automatically be transferred to a trust and held for the benefit of the excess share transferor, and such excess shares may be sold for cash, on the open market, in privately negotiated transactions or otherwise. No assurance can be given that the trust will be able to sell the shares at a price that is equal to or greater than the price paid by the person who attempted to acquire the shares. In addition, such person’s right to receive the net proceeds of the sale, as well as any dividends or other distributions to which such person would otherwise be entitled, will be subject to their compliance with the applicable mechanics included in the Certificate of Incorporation.

In addition to the influence Pershing Square could exercise in respect of its voting power (see “—Pershing Square is our largest stockholder and may exert influence over us that may be adverse to our best interests and those of our other stockholders”), the share ownership limitations and required MLB approvals could have an anti-takeover effect, potentially discouraging third parties from making proposals for certain acquisitions of our common stock or a change of control transaction. In addition, if MLB does not provide approval of a specific transaction, these provisions could prevent a transaction in which holders of our common stock might receive a premium for their shares over the then-prevailing market price or which our board of directors or stockholders might believe to be otherwise in the best interest of us and our stockholders.

General Risks

Loss of key personnel could adversely affect our business and operations.

We depend on the efforts of key executive personnel. The loss of the services of any key executive personnel could adversely affect our business and operations. While we believe we have proper succession planning and are confident we could attract and train new personnel, if necessary, this could impose additional costs and hinder our business strategy.

Actual or threatened terrorist activity and other acts of violence or civil unrest, or the perception of a heightened threat of such risks, could adversely affect our financial condition and results of operations.

Future actual or threatened terrorist attacks or other acts of violence or civil unrest in the areas in which we conduct our business, or the perception of a heightened threat of such risks, may result in reduced economic activity, which could harm the demand for goods and services offered by tenants, revenue from our properties and the success of our entertainment offerings. Such a resulting decrease in consumer demand could also make it difficult to renew or re-lease properties at lease rates equal to or above historical rates. Terrorist activities or other acts of violence or civil unrest, or the perception of a heightened threat of such risks, also could directly affect the value of our properties and events—particularly because they are open to the public. Any such incidents could cause material physical or reputational damage to our properties and business or destruction or loss, and the availability of insurance for such incidents, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by real or perceived physical safety concerns stemming from such incidents, their businesses similarly could be adversely affected, including their ability to continue to meet their obligations under their existing leases. Such incidents, or the fear of such incidents, could decrease consumer demand for our assets and offerings, decrease or delay the occupancy of new or redeveloped properties and limit our access to capital or increase our cost of capital.

Weakness or instability in the general economy, our markets or our results of operations could result in future asset impairments, which would increase our reported loss or reduce our reported earnings and net worth.

Economic conditions remain fragile in some markets and the possibility remains that the domestic or global economies, or certain industry sectors that are key to our revenue, may deteriorate. If certain aspects of our operations are adversely affected by challenging economic and financial conditions, we may be required to record future impairments, which would negatively impact our results of operations.

We are, and may in the future be, subject to legal proceedings or investigations, the resolution of which could negatively affect our business, financial condition or results of operations.

Our business exposes us to significant potential risk from lawsuits, investigations and other legal proceedings. We are, and may in the future be, subject to a variety of proceedings, including, among others, litigation regarding our properties and offerings and ordinary course employment litigation. For example, we have been and may again in the future be subject to various lawsuits challenging the development approvals we obtained for our 250 Water Street development project. Although the lawsuits did not, individually or in the aggregate, had a material adverse effect on our business, financial condition or results of operations, we cannot guarantee that the outcome of any future litigation related to 250 Water Street, or the outcome of any other litigation, will not result in substantial costs or delays, divert our management’s attention and resources or otherwise harm our business. For additional information, see Note 8 – Commitments and Contingencies to the Consolidated and Combined Financial Statements included in this Annual Report.

In litigation, plaintiffs may seek various remedies, including declaratory or injunctive relief; compensatory or punitive damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs or other relief. Settlement demands may seek significant monetary and other remedies, or otherwise be on terms that we do not consider reasonable under the circumstances. In some instances, even if we have complied with applicable laws, regulations and terms of contracts, an adverse judgment or outcome may occur based on other applicable laws or principles of common law, including negligence and strict liability, and result in significant liability and reputational damage for us. We may also be subject to claims in addition to those described above by similar groups of plaintiffs in the future relating to our current or former properties or activities. In addition, awards against and settlements by our competitors or publicity associated with our current litigation could incentivize parties to bring additional claims against us.

Any claim brought against us, regardless of its merits, could be costly to defend and could result in an increase of our insurance premiums and exhaust our available insurance coverage. The financial impact of litigation is difficult to assess or quantify. Some claims brought against us might not be covered by our insurance policies or might exhaust our available insurance coverage for such occurrences. To the extent our insurance coverage is inadequate and we are not successful in identifying or purchasing additional coverage for such claims, we would have to pay the amount of any settlement or judgment that is in excess of policy limits. Claims against us that result in entry of a judgment or that we settle that are not covered or not sufficiently covered by insurance policies could have a material adverse impact on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and test those systems pursuant to our cybersecurity policies and procedures, which are integrated into the Company’s overall risk management framework. To protect our information systems from cybersecurity threats, we use various security tools that help us identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. We also conduct annual risk-based penetration testing and provide cybersecurity training for applicable employees. Where appropriate, we engage external advisors and consultants to assist with various aspects of our cybersecurity program and processes.

We rely on our systems and networks to support our business activities. As some of these networks and systems are managed by third parties, our cybersecurity program also includes evaluation and monitoring of cybersecurity risks associated with our use of third-party service providers. Based on their risk profiles, we contractually require certain third parties with access to our information systems or data to maintain cybersecurity programs and to report actual or suspected security incidents to us. Additionally, we monitor and identify cybersecurity risks posed by third-party vendors based on their criticality and risk profile, who provide software and/or hardware to the Company or otherwise have access to our Company systems and have a cyber review process that is part of vendor onboarding.

Additionally, the management team of the Company has developed a cyber incident response plan to deploy in the event of a cyber incident. This plan is reviewed at least annually and tested from time to time through tabletop exercises involving management and other key personnel, and may also include participation from the Board and outside experts. As part of regular business continuity planning, department heads are required to consider key technology systems used by their respective teams and the impact to the Company and other stakeholders in the event that such systems become compromised or unavailable.

To date, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or that we believe are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Refer to the risk factor captioned “Cybersecurity risks and incidents, such as a breach of the Company’s privacy or information security systems, or those of our vendors or other third parties, could compromise our information and expose us to liability, which would cause our business and reputation to suffer.” in Part I, ITEM 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

Governance

Our Board of Directors oversees our risk management process, including with respect to cybersecurity risks, directly and through its committees. The Audit Committee of the Board oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity, and reports on our enterprise risk profile. Our SVP of Technology, who reports directly to the Chief Financial Officer and has over 25 years of experience managing information technology and cybersecurity matters, is primarily responsible for leading the assessment and management of cybersecurity risks and reports periodically to the Audit Committee on cybersecurity strategy and risks. Our SVP of Technology stays informed about and monitors the prevention, detection, mitigation and remediation of security incidents through various channels, including but not limited to briefings from the operational team members, threat intelligence sources, and alerts from security tools deployed in our IT environment.

ITEM 2. PROPERTIES

Properties

Our corporate headquarters are located at 199 Water St. 28th Floor New York, New York 10038, where we occupy 36,985 square feet of office space under a lease that expires on May 31, 2026. We also maintain offices in Las Vegas, Nevada. We believe our present facilities are sufficient to support our operations.

The Seaport, located on the East River in Lower Manhattan, encompasses several city blocks (inclusive of Historic Area/Uplands, Pier 17, Tin Building and the 250 Water Street development) and totals approximately 490,000 square feet of innovative culinary, entertainment and cultural experiences. 250 Water Street is zoned for 547,000 square feet of market rate and affordable housing, office, retail and community-oriented gathering space.

The following tables summarize certain metrics of the Landlord Operations properties in the Seaport as of December 31, 2024:

Landlord Operations	Rentable Square Feet	Leased Square Feet	% Leased
Entertainment, Retail, Restaurant, Office and Other	489,930	314,644	64%

Landlord Operations	Rentable Units	Leased Units	% Leased
Multi-family	21	21	100%

Within our Sponsorships, Events, and Entertainment segment, Seaport Entertainment owns the Las Vegas Ballpark, a 10,000-person capacity stadium located in downtown Summerlin, Nevada, outside of Las Vegas.

ITEM 3. LEGAL PROCEEDINGS

We are currently and from time to time involved in legal proceedings that arise in the ordinary course of our business. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. The results of any current or future litigation cannot be predicted with certainty; however, as of December 31, 2024, we believe there were no pending lawsuits or claims against us that, individually or in the aggregate, could have a material adverse effect on our business, results of operations or financial condition. For more information, see Note 8 – Commitments and Contingencies to the Consolidated and Combined Financial Statements included in this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF SECURITIES

Market Information

Following the separation, our common stock began trading on the NYSE American under the ticker symbol “SEG.” Prior to that date, there was no public trading market for our common stock.

Holders

As of March 7, 2025, there were 562 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We did not declare or pay any dividends in 2024 and do not currently anticipate declaring or paying any dividends on our common stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, restrictions under debt agreements, financial condition, future prospects and other factors the board of directors may deem relevant.

Stockholder Return Performance Graph

The following graph is a comparison of the cumulative total stockholder return on our common stock, the NYSE American Composite Index and the Russell 2000 Index. The graph assumes that $100 was invested on August 1, 2024, which was the first day our common stock began trading on the NYSE American, and dividends were reinvested subsequent to the initial investment. The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

The graph is not deemed incorporated by reference into any filing made under the Securities Act or the Exchange Act regardless of any general statement regarding incorporation by reference in any such filing, and is not otherwise deemed filed under the Securities Act or the Exchange Act.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 17, 2024, we completed our previously announced rights offering, in which we distributed to holders of our common stock transferable subscription rights to purchase up to an aggregate of 7,000,000 shares of common stock at a subscription price of $25.00 per whole share. As a result of the rights offering, we issued 7,000,000 shares of common stock for gross proceeds of $175.0 million. The offering was made pursuant to a registration statement on Form S-1 (File No. 333-279690), as amended (the “Registration Statement”), which registered up to $175.0 million in subscription rights and the shares of common stock that were issued pursuant to the exercise of such rights. The Registration Statement was declared effective by the SEC on September 18, 2024.

The rights offering generated net proceeds to us of approximately $166.8 million after deducting approximately $8.2 million in offering expenses. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the use of proceeds from the rights offering as described in the final prospectus that forms a part of the Registration Statement, which was filed with the SEC on September 23, 2024. We continue to intend to use the proceeds for general operating, working capital and other corporate purposes. As of December 31, 2024, we have used approximately $1.1 million of the proceeds for working capital.

Issuer Repurchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to “Seaport Entertainment Group,” “SEG,” the “Company,” “we,” “us,” or “our” shall mean the assets, liabilities, and operating activities related to the Seaport Entertainment division of Howard Hughes Holdings Inc. (“HHH”) that was transferred to Seaport Entertainment Group Inc. on July 31, 2024 in connection with SEG’s separation from HHH (the “Separation”), as well as the assets, liabilities, and operating activities of Seaport Entertainment Group Inc. The following discussion should be read in conjunction with our Consolidated and Combined Financial Statements as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022 (“Consolidated and Combined Financial Statements”) and the related notes filed as part of this annual report on Form 10-K (“Annual Report”). This discussion contains forward-looking statements that involve risks, uncertainties, assumptions, and other factors, including those described in the section entitled “Risk Factors” and in this Annual Report. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of these factors. You are cautioned not to place undue reliance on this information which speaks only as of the date of this Annual Report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

All references to numbered Notes are specific to Notes to our Consolidated and Combined Financial Statements included in this Annual Report. Capitalized terms used, but not defined, in this MD&A have the same meanings as in such Notes.

Changes for monetary amounts between periods presented are calculated based on the amounts in thousands of dollars stated in our combined financial statements, and then rounded to the nearest million. Therefore, certain changes may not recalculate based on the amounts rounded to the nearest million.

Overview

General Overview

The Company was formed to own, operate, and develop a unique collection of assets positioned at the intersection of entertainment and real estate. Our existing portfolio encompasses a wide range of leisure and recreational activities, including live concerts, fine dining, nightlife, professional sports, and high-end and experiential retail. We primarily analyze our portfolio of assets through the lens of our three operating segments: (1) Landlord Operations, (2) Hospitality, and (3) Sponsorships, Events, and Entertainment, and are focused on realizing value for stockholders primarily through dedicated management of existing assets, expansion of partnerships, strategic acquisitions, and completion of development and redevelopment projects.

Landlord Operations. Landlord Operations represents our ownership interests in and operation of physical real estate assets located in the Seaport, a historic neighborhood in Lower Manhattan on the banks of the East River and within walking distance of the Brooklyn Bridge. Landlord Operations assets include:

●	Pier 17, a mixed-use building containing restaurants, entertainment, office space, and The Rooftop at Pier 17, an outdoor concert venue;
●	the Tin Building, a mixed-use building containing a culinary destination featuring a variety of experiences including restaurants, bars, grocery markets, retail, and private dining;
●	the Fulton Market Building, a mixed-use building containing office and retail spaces, including a movie theater and an experiential retail concept focused on “classic lawn games” and cocktails;
●	the Historic District retail and other locations which include the Museum Block, Schermerhorn Row, and more;
●	250 Water Street, a full block development site approved for zoning of affordable and market-rate housing, office, retail, and community-oriented gathering space; and
●	85 South Street, an eight-story residential building.

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

Hospitality. Hospitality represents our ownership interests in various food and beverage operating businesses. We own, either wholly or through partnerships with third parties, and operate, including license and management agreements, fine dining and casual dining restaurants, cocktail bars, nightlife and entertainment venues (The Fulton, Mister Dips, Carne Mare, Malibu Farm, and Gitano), as well as our unconsolidated ventures, the Lawn Club and the Tin Building by Jean-Georges, which offers a variety of culinary experiences, including restaurants, bars, grocery markets, retail, and private dining. These businesses are all our tenants and are part of our Landlord Operations. We also have a 25% interest in Jean-Georges Restaurants. Creative Culinary Management Company (“CCMC”), a wholly owned subsidiary of Jean-Georges Restaurants and a related party of the Company, provides management services for certain retail and food and beverage businesses in the Seaport. On January 1, 2025, as the Company’s initial step to internalize food and beverage operations at most of its wholly owned and joint venture-owned restaurants at the Seaport, we hired and onboarded employees of CCMC and entered into a shared services agreement with CCMC.  For additional details regarding the shared services agreement, See Note 15 – Subsequent Events in the Notes to the Consolidated and Combined Financial Statements included in this Annual Report. We aim to capitalize on opportunities in the food and beverage space to leverage growing consumer appetite for unique restaurant experiences as a catalyst to further expand the Company’s culinary footprint. Our Hospitality-related period-over-period comparisons do not adjust for operational revisions to our asset strategies from period to period, such as closing restaurant concepts or redirecting operations to use space for private events and/or concerts.

Sponsorships, Events, and Entertainment. Sponsorships, Events, and Entertainment includes the Las Vegas Aviators Triple-A Minor League Baseball team (the “Aviators”) and the Las Vegas Ballpark, our interest in and to the Fashion Show Mall Air Rights, events at The Rooftop at Pier 17, and all of our sponsorship agreements across both the Las Vegas Ballpark and the Seaport. The Aviators are a Triple-A affiliate of the Oakland Athletics and play at the Las Vegas Ballpark, a 10,000-person capacity ballpark located in Downtown Summerlin. The Rooftop at Pier 17, as mentioned in Landlord Operations above, is a premier outdoor concert venue that hosts a popular Summer Concert Series featuring emerging and established musicians alike. Commencing in Q4 2025, we plan to launch year-round concerts and events for The Rooftop at Pier 17 utilizing a seasonal floor-to-ceiling glass enclosure for the winter months. We see The Rooftop at Pier 17 as an opportunity to continue to drive events and entertainment growth as the demand for live music is strong and accelerating.

Separation from HHH

On July 31, 2024, HHH completed its spin-off of SEG through the pro rata distribution of all the outstanding shares of common stock of SEG to HHH’s stockholders as of the close of business on the record date of July 29, 2024 (the “Separation”).

In connection with the Separation, on July 31, 2024, the Company entered into a separation and distribution agreement and various other agreements with HHH, including a transition services agreement, an employee matters agreement, a tax matters agreement, and a revolving credit agreement. Additionally, HHH contributed capital of $23.4 million to the Company prior to the Separation to support the operating, investing, and financing activities of the Company. For additional discussion of the Separation, see Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated and Combined Financial Statements included in this Annual Report.

Basis of Presentation

Prior to the Separation, we operated as part of HHH and not as a standalone company. The accompanying Consolidated and Combined Financial Statements as of December 31, 2024 and for the year ended December 31, 2024 have been prepared on a standalone basis derived from the combined financial statements and accounting records of SEG from August 1, 2024 to December 31, 2024 and from the combined financial statements and accounting records of HHH for January 1, 2024 to July 31, 2024. The accompanying Combined Balance Sheet as of December 31, 2023 and Combined Statements of Operations for the years ended December 31, 2023 and 2022 have been prepared on a standalone basis derived from the combined financial statements and accounting records of HHH. These statements reflect the consolidated and combined historical results of operations, financial position, and cash flows of Seaport Entertainment Group in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These statements may not include all expenses that would have been incurred had the Company existed as a separate, stand-alone entity during the periods presented.

These Combined Financial Statements include the attribution of certain assets and liabilities that had been held at HHH but which are specifically identifiable or attributable to the business that was transferred to the Company in connection with the Separation.

For an additional discussion on the basis of presentation of these statements, see Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated and Combined Financial Statements included in this Annual Report.

Key Factors Affecting Our Business

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report titled “Risk Factors.”

Management Strategies and Operational Changes

As mentioned elsewhere in this Annual Report, we historically operated as part of HHH and not as a standalone company. Therefore, our historical results prior to the Separation are reflective of the management strategies and operations of the Company based on the direction and strategies of HHH. Additionally, our historical results reflect the allocation of expenses from HHH associated with certain services prior to the Separation, including (1) certain support functions that were provided on a centralized basis within HHH, including, but not limited to executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. As a separate public company, our ongoing costs related to such support functions may differ from, and may potentially exceed, the amounts that have been allocated to us in these financial statements. Following the Separation, HHH continues to provide some of these services on a transitional basis in exchange for agreed-upon fees. In addition to one-time costs to design and establish our corporate functions, we will also incur incremental costs associated with being a stand-alone public company, including additional labor costs, such as salaries, benefits, and potential bonuses and/or stock based compensation awards for staff additions to establish certain corporate functions historically supported by HHH and not covered by the transition services agreement, and corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees. Following the Separation, our future results and cost structure may differ based on new strategies and operational changes implemented by our management team, which may include changes to our chosen organizational structure, whether functions are outsourced or performed by the Company employees, and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

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

The Tin Building by Jean-Georges is managed by CCMC, a related party that is owned by Jean-Georges Restaurants. The Tin Building by Jean-Georges had a soft opening in August 2022 and a grand opening celebration in late September 2022, with an expanded focus on experiences including in-person dining, retail shopping and delivery. Operating hours were initially constrained due to labor shortages and the venture incurred elevated operating losses during the early months of operations; however, during the fourth quarter of 2022, despite continued labor shortages, operating hours were extended to seven days a week. In 2023, the Tin Building by Jean-Georges was open seven days per week, with strong foot traffic and sales. However, operating losses at the Tin Building by Jean-Georges joint venture remained elevated, as the venture continues to refine its operating model, and the Seaport experienced poor weather conditions throughout 2023 and into the first quarter of 2024. Performance at the Tin Building improved for the remainder of 2024, primarily due to reductions in operating and labor costs. As the Company currently funds any operating shortfall and recognizes all of the economic interest in the venture, the future success of the Tin Building by Jean-George may have a significant impact on our results of operations.

Seasonality

Our operations are highly seasonal and are significantly impacted by weather conditions. Concerts at our outdoor venue and Aviators baseball games primarily occur from May through October, and we typically see increased customer traffic at our restaurants during the summer months when the weather is generally warmer and more favorable, which contributes to higher revenue during these periods. However, weather-related disruptions, such as floods and heavy rains, can negatively impact our summer operations. For instance, outdoor concerts may have to be cancelled or rescheduled due to inclement weather, which can result in lost revenue. Similarly, floods can lead to temporary closures of our restaurants and can disrupt our supply chain, leading to potential revenue losses and increased costs.

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

Lease Renewals and Occupancy

As of December 31, 2024 and December 31, 2023, the weighted average remaining term of our retail, office, and other properties leases where we are the lessor was approximately seven years, excluding renewal options. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases, re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. As of December 31, 2024, our real estate assets at the Seaport were 64% leased. This includes one lease at Pier 17 that is set to expire in December 2025 and represents 11% of our total 2024 rental revenues. Subsequent to year-end 2024, the Company entered into a lease with immersive entertainment and experience creator, Meow Wolf, to occupy approximately 74,000 square feet of vacant space in Pier 17, inclusive of the space occupied by the expiring lease referenced above.  Refer to Note 15 – Subsequent Events, in the Notes to Consolidated and Combined Financial Statements included in this Annual Report for additional information. Further, we continue to monitor our lease renewals and occupancy rates.

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

Significant Items Impacting Comparability

Impairment. The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company also periodically evaluates its investments in unconsolidated ventures for recoverability and valuation declines that are other than temporary. During the third quarter of 2023, the Company recorded a $672.5 million impairment charge related to Seaport properties in the Landlord Operations segment and a $37.0 million impairment charge related to its investments in unconsolidated ventures in the Hospitality segment. The Company recognized the impairments due to decreases in estimated future cash flows resulting from significant uncertainty of future performance as stabilization and profitability are taking longer than expected, pressure on the current cost structure, decreased demand for office space, as well as an increase in the capitalization rate and a decrease in restaurant multiples used to evaluate future cash flows. The Company used a discounted cash flow analysis to determine the fair value. During the year ended December 31, 2024, the Company recorded a $10.0 million impairment charge related to its investments in unconsolidated ventures in the Hospitality segment for a write-off of warrants in Jean-George Restaurants.

Separation Costs. The Company incurred pre-tax charges related to the planned separation from HHH, primarily related to legal and consulting costs, of $23.8 million and $4.5 million for the years ended December 31, 2024 and 2023, respectively. No costs related to the separation were incurred or recorded in the Combined Statement of Operations for the year ended December 31, 2022.

Shared Service Costs. Prior to the Separation, HHH provided the Company certain services, including (1) certain support functions that were provided on a centralized basis within HHH, including, but not limited to executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Consolidated and Combined Financial Statements reflect an allocation of these costs. When specific identification or a direct attribution of costs based on time incurred for the Company’s benefit is not practicable, a proportional cost method is used, primarily based on revenue, headcount, payroll costs or other applicable measures. The Company recorded expenses associated with shared services that are not directly attributable to the Company of $12.8 million, $13.9 million and $10.0 million for the years ended December 30, 2024, 2023 and 2022, respectively. In connection with the Separation, the Company entered into a transition services agreement with HHH that provides for the performance of certain services by HHH for our benefit for a period of time after the Separation. The Company recorded expenses associated with this transition services agreement with HHH of $0.3 million for the year ended December 31, 2024. No costs related to the transition services agreement were incurred or recorded for the years ended December 31, 2023 and 2022.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our operating results:

	Years Ended December 31,		Change
in thousands except percentages	2024	2023	$	%
REVENUES
Sponsorships, events, and entertainment revenue	$56,153	$60,623	$(4,470)	(7)%
Hospitality revenue	29,528	32,951	(3,423)	(10)%
Rental revenue	25,363	22,096	3,267	15%
Other revenue	92	8	84	NM1
Total revenue	111,136	115,678	(4,542)	(4)%
EXPENSES
Sponsorships, events, and entertainment costs	43,757	47,466	(3,709)	(8)%
Hospitality costs	31,002	31,432	(430)	(1)%
Operating costs	44,429	41,219	3,210	8%
Provision for (recovery of) doubtful accounts	2,363	459	1,904	415%
General and administrative	63,269	30,536	32,733	107%
Depreciation and amortization	34,785	48,432	(13,647)	(28)%
Other	—	81	(81)	(100)%
Total expenses	219,605	199,625	19,980	10%
OTHER
Provision for impairment	—	(672,492)	672,492	(100)%
Other income, net	6,729	33	6,696	NM1
Total other	6,729	(672,459)	679,188	(101)%
Operating loss	(101,740)	(756,406)	654,666	(87)%
Interest expense, net	(6,751)	(3,166)	(3,585)	113%
Equity in losses from unconsolidated ventures	(42,571)	(80,633)	38,062	(47)%
Loss on early extinguishment of debt	(1,563)	(47)	(1,516)	NM1
Loss before income taxes	(152,625)	(840,252)	687,627	(82)%
Income tax (benefit) expense	—	(2,187)	2,187	(100)%
Net loss	(152,625)	(838,065)	685,440	(82)%
Preferred distributions to noncontrolling interest in subsidiary	(587)	—	(587)	100%
Net loss attributable to common stockholders	$(153,212)	$(838,065)	$684,853	(82)%

(1) Not Meaningful

Net loss attributable to common stockholders decreased $684.9 million, or 82%, to $153.2 million for the year ended December 31, 2024, compared to $838.1 million in the prior-year period, primarily due to a $672.5 million in impairment charges in the third quarter of 2023, a $47.6 million decrease in equity in losses from unconsolidated ventures, and a $13.6 million decrease in depreciation and amortization, partially offset by a $32.9 million increase in general and administrative costs.

Items Included in Segment Adjusted EBITDA

See Segment Operating Results for discussion of significant variances for revenues and expenses included in Adjusted EBITDA.

Items Excluded from Segment Adjusted EBITDA

The following includes information on the significant variances in expenses and other items not directly related to segment activities.

General and Administrative. General and administrative costs increased $32.7 million, or 107%, to $63.3 million for the year ended December 31, 2024, compared to $30.5 million in the prior-year period. This change was primarily due to a $19.3 million increase in separation costs, a $15.8 million increase in personnel and overhead expenses, and a $0.3 million increase in costs related to various transition services provided by HHH. These increases were partially offset by a $1.1 million decrease in shared service costs allocated from HHH based on various allocation methodologies and a $1.6 million decrease in expenses related to the development of the Company’s e-commerce platform in the prior-year period that did not occur in the current period.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $13.6 million, or 28%, to $34.8 million for the year ended December 31, 2024, compared to $48.4 million in the prior-year period. This change was primarily due to a decrease in depreciation expense following the impairment recognized on the Company’s buildings and equipment in the third quarter of 2023.

Interest Expense, Net. Interest expense, net, increased $3.6 million, or 113%, to $6.8 million for the year ended December 31, 2024, compared to $3.2 million in the prior-year period. This change is primarily due to a $7.9 million decrease in amounts capitalized to development assets, partially offset by a $2.5 million increase in interest expense on secured mortgages payable and a $1.9 million increase in interest income.

Equity in Losses from Unconsolidated Ventures. Equity in losses from unconsolidated ventures decreased $38.1 million, or 47%, to $42.6 million for the year ended December 31, 2024, compared to $80.6 million in the prior-year period. This change was primarily due to a $10.0 million impairment recognized in the year ended December 31, 2024 related to Jean-Georges Restaurants and a $37.0 million impairment recognized in the year ended December 31, 2023 against the carrying value of the Company’s investments in unconsolidated ventures, which included $30.8 million related to Jean-Georges Restaurants, $5.0 million related to Ssäm Bar, and $1.2 million related to the Tin Building by Jean-Georges. Excluding the impact of the impairments, equity losses decreased $11.1 million, primarily related to a $7.7 million decrease for the Tin Building by Jean-Georges, a $1.2 million decrease in losses for Ssäm Bar, which closed in the third quarter of 2023, and a $1.8 million decrease in losses at The Lawn Club.

Income Tax (Benefit) Expense. The following table summarizes information related to our income taxes:

	Year Ended December 31,			Change
thousands except percentages	2024		2023	$	%
Income tax (benefit) expense	$—		$(2,187)	$2,187	(100)%
Loss before income taxes	$(152,625)		$(840,252)	$687,627	(82)%
Effective income tax rate	0.0%	%	0.3%	N/A	(0.0)%

The Company’s effective tax rate was 0.0% for the year ended December 31, 2024, compared to 0.3% for the year ended December 31, 2023. The decrease was primarily due to the recording of a valuation allowance on the U.S. consolidated federal and state deferred tax asset balance.

Segment Operating Results

Landlord Operations

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Landlord Operations:

	Years Ended
Landlord Operations Adjusted EBITDA	December 31,		Change
in thousands except percentages	2024	2023	$	%
Rental revenue	$25,363	$22,096	$3,267	15%
Other revenue	92	8	84	NM1
Total revenues	25,455	22,104	3,351	15%
Operating costs	(34,254)	(31,543)	(2,711)	9%
Provision for doubtful accounts	(26)	(80)	54	(68)%
Total operating expenses	(34,280)	(31,623)	(2,657)	8%
Other income, net	2,065	8	2,057	NM1
Total expenses	(32,215)	(31,615)	(600)	2%
Adjusted EBITDA	$(6,760)	$(9,511)	$2,751	(29)%

(1) Not Meaningful

Landlord Operations Adjusted EBITDA loss decreased $2.8 million compared to the prior-year period primarily due to the following:

Rental Revenue.

Rental revenue increased $3.3 million, or 15%, to $25.4 million for the year ended December 31, 2024, compared to $22.1 million in the prior-year period. This change was primarily driven by a $5.2 million increase in rental revenue at the Fulton Market Building due to the commencement of the Alexander Wang lease at the end of 2023 and a $0.4 million increase at the Tin Building. This increase was partially offset by a $1.7 million decrease at Schermerhorn Row and a $0.6 million decrease at Pier 17 mainly due to decreased occupancy and percent rents.

Operating Costs.

Operating costs increased $2.7 million, or 9%, to $34.3 million for the year ended December 31, 2024, compared to $31.5 million in the prior year period. This change was primarily due to a $1.2 million increase in professional services fees and a $1.4 million increase in utilities, maintenance and cleaning costs.

Other Income, Net.

Other income, net increased $2.1 million to $2.1 million for the year ended December 31, 2024, compared to an immaterial amount in the prior year period. This Other income primarily represents a $2.0 million legal settlement in the year ended December 31, 2024.

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

Reconciliation of Landlord Operations Adjusted EBITDA to Landlord Operations NOI:

	Years Ended
Landlord Operations NOI	December 31,		Change
in thousands except percentages	2024	2023	$	%
Landlord Operations Adjusted EBITDA	$(6,760)	$(9,511)	$2,751	(29)%
Adjustments:
Impact of straight-line rent	2,876	2,453	423	17%
Other	(14)	74	(88)	(119)%
Landlord Operations NOI	$(3,898)	$(6,984)	$3,086	(44)%

Landlord Operations NOI losses decreased $3.1 million compared to the prior-year period, primarily due to the increase in rental revenue and other income, net, partially offset by the increase in operating costs as mentioned above.

Hospitality

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Hospitality:

	Years Ended
Hospitality Adjusted EBITDA	December 31,		Change
in thousands except percentages	2024	2023	$	%
Hospitality revenue	$29,528	$32,951	$(3,423)	(10)%
Total revenues	29,528	32,951	(3,423)	(10)%
Hospitality costs	(31,002)	(31,432)	430	(1)%
Operating costs	(3,824)	(4,224)	400	(9)%
Provision for doubtful accounts	(140)	(42)	(98)	233%
Total operating expenses	(34,966)	(35,698)	732	(2)%
Other income, net	4,496	31	4,465	NM1
Total expenses	(30,470)	(35,667)	5,197	(15)%
Adjusted EBITDA	$(942)	$(2,716)	$1,774	(65)%

(1) Not Meaningful

Hospitality Adjusted EBITDA loss decreased $1.8 million compared to the prior-year period primarily due to the following:

Hospitality Revenue.

Hospitality revenue decreased $3.4 million, or 10%, to $29.5 million for the year ended December 31, 2024, compared to $33.0 million in the prior-year period. This change was primarily due to a $1.6 million decrease related to reduced restaurant performance, primarily at The Fulton, Carne Mare, and Malibu Farms, and a $1.8 million decrease related to small popups and short-term activations in the Cobble & Co and Garden Bar spaces in 2023, with no similar activity in 2024. The reduced restaurant performance was primarily related to poor weather conditions in the first quarter of 2024.

Hospitality Costs.

Hospitality costs decreased $0.4 million, or 1%, to $31.0 million for the year ended December 31, 2024, compared to $31.4 million in the prior-year period, primarily due to decreases in variable costs such as food and beverage costs and labor costs.

Other Income, Net.

Other income, net, was $4.5 million for the year ended December 31, 2024, compared to an immaterial amount in the prior-year period. This Other income primarily represents reimbursements from CCMC received in 2024 relating to prior period operating expenses.

Sponsorships, Events, and Entertainment

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Sponsorships, Events, and Entertainment:

Sponsorships, Events, and Entertainment Adjusted EBITDA	Years Ended December 31,		Change
in thousands except percentages	2024	2023	$	%
Sponsorships, events, and entertainment revenue	$56,153	$60,623	$(4,470)	(7)%
Total revenues	56,153	60,623	(4,470)	(7)%
Sponsorships, events, and entertainment costs	(43,757)	(47,466)	3,709	(8)%
Operating costs	(6,351)	(5,452)	(899)	16%
Provision for doubtful accounts	(2,197)	(337)	(1,860)	NM1
Total operating expenses	(52,305)	(53,255)	950	(2)%
Other income, net	168	(6)	174	NM1
Total expenses	(52,137)	(53,261)	1,124	(2)%
Adjusted EBITDA	$4,016	$7,362	$(3,346)	(45)%

(1) Not Meaningful

Sponsorships, Events, and Entertainment Adjusted EBITDA decreased $3.3 million compared to the prior-year period primarily due to the following:

Sponsorships, Events, and Entertainment Revenue.

Sponsorships, events, and entertainment revenue decreased $4.5 million, or 7%, to $56.2 million for the year ended December 31, 2024, compared to $60.6 million in the prior-year period. This change was primarily due to a $2.2 million decrease in concession sales and ticket sales at the Las Vegas Ballpark, primarily related to reduced attendance compared to 2023, a $2.2 million decrease in revenue related to a Winterland Skating concept at the Seaport in 2023 that was not repeated in 2024, and a $1.1 million decrease in concert series revenue at the Seaport. These decreases were partially offset by a $0.5 million increase in sponsorship revenue at the Seaport due to the execution of four new sponsorship agreements in the first half of 2024, a $0.3 million increase in private event revenue at the Seaport, and a $0.2 million increase in special event revenue at the Las Vegas Ballpark.

Sponsorships, Events, and Entertainment Costs.

Sponsorships, events, and entertainment costs decreased $3.7 million, or 8%, to $43.8 million for the year ended December 31, 2024, compared to $47.5 million in the prior-year period. This change was primarily due to a $2.5 million decrease in breakdown and removal costs associated with the seasonal Winterland Skating concept at the Seaport in 2023, a $2.5 million decrease in costs associated with the Las Vegas Ballpark, primarily due to lower cost of sales and labor costs as expected with lower attendance and lower concessions revenue. These decreases were partially offset by a $1.0 million increase in costs associated with the concert series at the Seaport and a $0.4 million increase in costs associated with special events at the Las Vegas Ballpark primarily due to increased variable costs associated with higher special event revenue in the current period.

Operating Costs.

Operating costs increased $0.9 million, or 16%, to $6.4 million for the year ended December 31, 2024, compared to $5.5 million in the prior-year period. This change was primarily due to a $0.3 million increase in insurance expense and a $0.5 million increase in charitable donations.

Provision for Doubtful Accounts.

Provision for doubtful accounts increased $1.9 million to $2.2 million for the year ended December 31, 2024, compared to $0.3 million in the prior-year period, primarily due to a $0.8 million reserve associated with the Winterland

Skating concept at the Seaport in 2023, a $0.6 million reserve associated with special events at the Las Vegas Ballpark, and a $0.4 million reserve associated with operations at the Las Vegas Ballpark.

Other Income, Net.

Other income, net, increased to $0.2 million for the year ended December 31, 2024, compared to an immaterial amount in the prior-year period, primarily due to other income associated with rooftop concessions at the Seaport during the year ended December 31, 2024.

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our operating results:

	Year Ended December 31,		Change
thousands except percentages	2023	2022	$	%
REVENUES
Sponsorships, events, and entertainment revenue	$60,623	$55,724	$4,899	9%
Hospitality revenue	32,951	42,565	(9,614)	(23)%
Rental revenue	22,096	19,810	2,286	12%
Other revenue	8	947	(939)	(99)%
Total revenue	115,678	119,046	(3,368)	(3)%
EXPENSES
Sponsorships, events, and entertainment costs	47,466	38,764	8,702	22%
Hospitality costs	31,432	38,037	(6,605)	(17)%
Operating costs	41,219	44,048	(2,829)	(6)%
Provision for doubtful accounts	459	1,412	(953)	(67)%
General and administrative	30,536	16,977	13,559	80%
Depreciation and amortization	48,432	47,356	1,076	2%
Other	81	58	23	40%
Total expenses	199,625	186,652	12,973	7%
OTHER
Provision for impairment	(672,492)	—	(672,492)	NM1
Other income, net	33	935	(902)	(96)%
Total other	(672,459)	935	(673,394)	NM1
Operating loss	(756,406)	(66,671)	(689,735)	NM1
Interest expense, net	(3,166)	(4,013)	847	21%
Equity in losses from unconsolidated ventures	(80,633)	(37,124)	(43,509)	(117)%
Loss on extinguishment of debt	(47)	—	(47)	NM1
Loss before income taxes	(840,252)	(107,808)	(732,444)	(679)%
Income tax (benefit) expense	(2,187)	3,469	(5,656)	(163)%
Net loss	$(838,065)	$(111,277)	$(726,788)	(653)%

(1) Not Meaningful

Net loss increased $726.8 million, or 653%, to $838.1 million for the year ended December 31, 2023, compared to $111.3 million in the prior-year period, primarily due to the $672.5 million increase in impairment charges, the $43.5 million increase in equity losses from unconsolidated ventures, and the $13.6 million increase in general and administrative costs.

Items Included in Segment Adjusted EBITDA

See Segment Operating Results for discussion of significant variances for revenues and expenses included in Adjusted EBITDA.

Items Excluded from Segment Adjusted EBITDA

The following includes information on the significant variances in expenses and other items not directly related to segment activities.

General and Administrative. General and administrative costs increased $13.6 million, or 80%, to $30.5 million for the year ended December 31, 2023, compared to $17.0 million in the prior-year period. This change was primarily due to a $4.5 million increase in separation costs, a $3.6 million increase in shared service costs allocated from HHH based on various allocation methodologies, a $3.3 million increase in personnel and overhead expenses, a $1.6 million increase in expenses related to the development of the Company’s e-commerce platform, and a $0.6 million increase in rent expense related to the corporate office lease.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.1 million, or 2%, to $48.4 million for the year ended December 31, 2023, compared to $47.4 million in the prior-year period. This change was primarily due to an increase of $1.7 million related to our Landlord Operations properties as a result of an increase in depreciation for the Tin Building, which was completed and placed in service in the third quarter of 2022, partially offset by a decrease in depreciation expense following the impairment recognized on the Company’s buildings and equipment in the third quarter of 2023.

Provision for Impairment. Provision for impairment for the year ended December 31, 2023, includes a $672.5 million impairment charge related to long-lived assets located at the Seaport. No impairment was recorded for the year ended December 31, 2022. Refer to the Significant Items Impacting Comparability section above for additional detail.

Interest Expense, Net. Interest expense, net decreased $0.8 million, or 21%, to $3.2 million for the year ended December 31, 2023, compared to $4.0 million in the prior-year period. This change is primarily due to, a $4.5 million increase in amounts capitalized to development assets and a $0.2 million increase in interest income, offset by a $3.9 million increase in interest expense on secured mortgages payable.

Equity in Losses from Unconsolidated Ventures. Equity losses from unconsolidated ventures increased $43.5 million, or 117%, to $80.6 million for the year ended December 31, 2023, compared to $37.1 million in the prior-year period. This change was primarily due to a $37.0 million impairment recognized in 2023 against the carrying value of the Company’s investments in unconsolidated ventures, which included $30.8 million related to Jean-Georges Restaurants, $5.0 million related to Ssäm Bar, and $1.2 million related to the Tin Building by Jean-Georges. Excluding the impact of the impairment, equity losses increased $6.5 million, primarily related to a $4.7 million increase for the Tin Building by Jean-Georges, which opened in the third quarter of 2022, and a $1.3 million increase related to the Lawn Club, which opened in the fourth quarter of 2023.

Income Tax (Benefit) Expense. The following table summarizes information related to our income taxes:

	Year Ended December 31,		Change
thousands except percentages	2023	2022	$	%
Income tax (benefit) expense	$(2,187)	$3,469	$(5,656)	(163)%
Loss before income taxes	$(840,252)	$(107,808)	$(732,444)	(679)%
Effective income tax rate	0.3%	(3.2)%	N/A	3.5%

The Company’s effective tax rate was 0.3% for the year ended December 31, 2023, compared to (3.2%) for the year ended December 31, 2022. The increase was primarily due to the recording of a valuation allowance on the US consolidated federal and state deferred tax asset balance.

Segment Operating Results

Landlord Operations

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Landlord Operations:

Landlord Operations
Adjusted EBITDA	Year Ended December 31,		Change
thousands except percentages	2023	2022	$	%
Rental revenue	$22,096	$19,810	$2,286	12%
Other revenue	8	932	(924)	(99)%
Total revenues	22,104	20,742	1,362	7%
Operating costs	(31,543)	(34,087)	2,544	7%
Provision for doubtful accounts	(80)	(1,090)	1,010	93%
Total operating expenses	(31,623)	(35,177)	3,554	10%
Other income, net	8	457	(449)	(98)%
Total expenses	(31,615)	(34,720)	3,105	9%
Adjusted EBITDA	$(9,511)	$(13,978)	$4,467	32%

Landlord Operations Adjusted EBITDA loss decreased $4.5 million compared to the prior-year period primarily due to the following:

Rental Revenue. Rental revenue increased $2.3 million, or 12%, to $22.1 million for the year ended December 31, 2023, compared to $19.8 million in the prior-year period. This change was primarily driven by a $6.6 million increase in rental revenue due to the completion of the Tin Building and the commencement of the lease to the Tin Building by Jean-Georges joint venture in the third quarter of 2022, partially offset by a $2.9 million decrease in rental revenue at the Fulton Market Building primarily due to the reversal of a tenant reserve in 2022, with no similar activity in 2023.

Other Revenue. Other revenue decreased $0.9 million, or 99%, to $8 thousand for the year ended December 31, 2023, compared to $0.9 million in the prior-year period. This change was primarily due to the recognition of parking revenue at 250 Water Street in the first half of 2022, with no similar activity in 2023, as parking operations were suspended upon the commencement of voluntary site remediation work in the second quarter of 2022.

Operating Costs. Operating costs decreased $2.5 million, or 7%, to $31.5 million for the year ended December 31, 2023, compared to $34.1 million in the prior year period. This change was primarily due to a $2.3 million decrease related to the write off of costs for concepts that did not proceed to completion in 2022, without similar activity in 2023, and a decrease of $1.4 million in utilities costs, partially offset by a $1.0 million increase in insurance expense.

Provision for Doubtful Accounts. Provision for doubtful accounts decreased $1.0 million, or 93%, to $0.1 million for the year ended December 31, 2023, compared to $1.1 million in the prior-year period, primarily due to the recognition of a tenant reserve at Fulton Market Building in 2022, with no similar activity in 2023.

Other Income, Net. Other income, net, decreased $0.5 million, or 98%, to $8 thousand for the year ended December 31, 2023, compared to $0.5 million in the prior-year period, primarily due to the receipt of insurance reimbursements in 2022, with no similar activity in 2023.

Non-GAAP Measure

Landlord Operations Net Operating Income

Refer to the Non-GAAP Measure discussion above for additional information and disclosure on the usefulness, relevance, limitations, and calculation of Landlord Operations Net Operating Income. A reconciliation of Landlord Operations Adjusted EBITDA to Landlord Operations NOI is presented in the table below.

A reconciliation of Landlord Operations Adjusted EBITDA to Landlord Operations NOI:

Landlord Operations
NOI	Year Ended December 31,		Change
thousands except percentages	2023	2022	$	%
Landlord Operations Adjusted EBITDA	$(9,511)	$(13,978)	$4,467	32%
Adjustments:
Impact of straight-line rent	2,453	961	1,492	155%
Other	74	2,405	(2,331)	(97)%
Landlord Operations NOI	$(6,984)	$(10,612)	$3,628	34%

Landlord Operations NOI losses decreased $3.6 million compared to the prior-year period, primarily due to increased rental revenue related to the opening of the Tin Building in the third quarter of 2022 and a decrease in provision for doubtful accounts related to the recognition of a tenant reserve at the Fulton Market Building in 2022, with no similar activity in 2023.

Hospitality

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Hospitality:

Hospitality
Adjusted EBITDA	Year Ended December 31,		Change
thousands except percentages	2023	2022	$	%
Hospitality revenue	$32,951	$42,565	$(9,614)	(23)%
Other revenue	—	15	(15)	(100)%
Total revenues	32,951	42,580	(9,629)	(23)%
Hospitality costs	(31,432)	(38,037)	6,605	17%
Operating costs	(4,224)	(4,893)	669	14%
Provision for doubtful accounts	(42)	(165)	123	75%
Total operating expenses	(35,698)	(43,095)	7,397	17%
Other income, net	31	19	12	63%
Total expenses	(35,667)	(43,076)	7,409	17%
Adjusted EBITDA	$(2,716)	$(496)	$(2,220)	(448)%

Hospitality Adjusted EBITDA loss increased $2.2 million compared to the prior-year period primarily due to the following:

Hospitality Revenue. Hospitality revenue decreased $9.6 million, or 23%, to $33.0 million for the year ended December 31, 2023, compared to $42.6 million in the prior-year period. Hospitality revenue decreased $3.3 million due to the closure of the Cobble & Co. concept at Museum Block in the fourth quarter of 2022, with only small popups and short-term activations utilizing the space during 2023. Hospitality revenue also decreased $3.6 million due to concept changes and reduced 2023 activity on The Rooftop at Pier 17. In 2022, The Rooftop hosted the APEfest event, various private event buyouts, and activated the R17 concept, compared to fewer private events and lower usage of the R17 concept in 2023. Revenue related to our other restaurant concepts, primarily Malibu Farms, The Fulton, Carne Mare, and Pearl

Alley, decreased $2.6 million due to poor weather conditions, and fewer restaurant buyouts and private events throughout 2023. The impact of poor weather is evidenced by a 63% increase in total rainfall during the peak visitation months of May through September and an 80% increase in total rainfall during the peak days of Friday through Sunday. The business also experienced a partial closure of outdoor operations in June 2023 due to air quality impacts associated with Canadian wildfires that affected large portions of the Mid-Atlantic and Northeast.

Hospitality Costs. Hospitality costs decreased $6.6 million, or 17%, to $31.4 million for the year ended December 31, 2023, compared to $38.0 million in the prior-year period, primarily due to decreases in variable costs such as food and beverage costs and labor costs, which are generally in line with the decrease in Hospitality revenue.

Operating Costs. Operating costs decreased $0.7 million, or 14%, to $4.2 million for the year ended December 31, 2023, compared to $4.9 million in the prior-year period, primarily due to a decrease in state business taxes.

Sponsorships, Events, and Entertainment

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Sponsorships, Events, and Entertainment:

Sponsorships, Events, and Entertainment
Adjusted EBITDA	Year Ended December 31,		Change
thousands except percentages	2023	2022	$	%
Sponsorships, events, and entertainment revenue	$60,623	$55,724	$4,899	9%
Total revenues	60,623	55,724	4,899	9%
Sponsorships, events, and entertainment costs	(47,466)	(38,764)	(8,702)	(22)%
Operating costs	(5,452)	(5,068)	(384)	(8)%
Provision for doubtful accounts	(337)	(157)	(180)	(115)%
Total operating expenses	(53,255)	(43,989)	(9,266)	(21)%
Other income, net	(6)	459	(465)	(101)%
Total expenses	(53,261)	(43,530)	(9,731)	(22)%
Adjusted EBITDA	$7,362	$12,194	$(4,832)	(40)%

Sponsorships, Events, and Entertainment Adjusted EBITDA income decreased $4.8 million compared to the prior-year period primarily due to the following:

Sponsorships, Events, and Entertainment Revenue. Sponsorships, events, and entertainment revenue increased $4.9 million, or 9%, to $60.6 million for the year ended December 31, 2023, compared to $55.7 million in the prior-year period. This change was primarily due to a $1.3 million increase in Aviators baseball and special event ticket sales, a $1.4 million increase in concession sales at the Las Vegas Ballpark, a $0.8 million increase in Seaport concert ticket sales, a $0.4 million increase in sponsorship revenue at the Seaport, and a $1.4 million increase in event revenue, primarily related to the Winterland Skating concept offered on the Pier 17 rooftop during the fourth quarter of 2023, that was not offered in 2022. These increases were partially offset by a $0.5 million decrease in concerts and event concessions revenue at the Seaport.

Sponsorships, Events, and Entertainment Costs. Sponsorships, events, and entertainment costs increased $8.7 million, or 22%, to $47.5 million for the year ended December 31, 2023, compared to $38.8 million in the prior year period. This change was primarily due to a $5.0 million increase in costs associated with the Aviators baseball season and special events at the Aviators ballpark, primarily due to increases in labor costs, concessions costs, and other various event related costs, a portion of which is associated with hosting the Major League Baseball Big League Weekend in 2023, with no similar event in 2022. In addition, there was an increase of $2.8 million at the Seaport related to the Winterland Skating concept offered in 2023, and an increase of $0.6 million related to the Seaport concert series, primarily due to increases in production costs.

Operating Costs. Operating costs increased $0.4 million, or 8%, to $5.5 million for the year ended December 31, 2023, compared to $5.1 million in the prior year period. This change was primarily due to a $0.5 million increase in real estate and sales and use tax, a $0.3 million increase in advertising cost, and a $0.2 million increase in consulting and professional service fees, partially offset by a $0.5 million decrease in insurance expense.

Other Income, Net. Other income, net, decreased $0.5 million, to a loss of $6 thousand for the year ended December 31, 2023, compared to income of $0.5 million in the prior-year period, primarily due to the receipt of insurance reimbursements in 2022, with no similar activity in 2023.

Liquidity and Capital Resources

Prior to the Separation, we operated as a division within HHH’s consolidated structure, which uses a centralized approach to cash management and financing of our operations. This arrangement is not reflective of the manner in which we would have financed our operations had we been an independent, publicly traded company during the entirety of the periods presented. The cash and cash equivalents held by HHH at the corporate level are not specifically identifiable to us and, therefore, have not been reflected in our Consolidated and Combined Financial Statements. As of December 31, 2024 and December 31, 2023, our cash and cash equivalents were $165.7 million and $1.8 million, respectively. As of December 31, 2024 and December 31, 2023, our restricted cash was $2.2 million and $42.0 million, respectively. Restricted cash is segregated in escrow accounts related to payment of principal and interest on the Company’s outstanding mortgages payable. In August 2024, following the final resolution of the 250 Water Street litigation, the escrow amount of $40 million related to 250 Water Street was released to the City of New York. See Note 8 – Commitments and Contingencies in the Notes to Consolidated and Combined Financial Statements, included in this Annual Report for additional information on the 250 Water Street litigation.

HHH’s third-party long-term debt and the related interest expense have not been allocated to us for any of the periods presented as we were not the legal obligor nor were we a guarantor of such debt. As of December 31, 2024 and December 31, 2023, we had third-party mortgages payable of $102.4 million and $158.0 million, respectively, related to our 250 Water Street development, a variable-rate mortgage which requires monthly installments of only interest, and the Las Vegas Ballpark, a fixed-rate mortgage which requires semi-annual installments of principal and interest. See Note 6 – Mortgages Payable, Net in the Notes to Consolidated and Combined Financial Statements included in this Annual Report for additional information. As of December 31, 2024 and December 31, 2023, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development. In connection with the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced, with HHH paying down $53.7 million of the outstanding principal balance and SEG refinancing the remaining $61.3 million at an interest rate of SOFR plus a margin of 4.5% and with a scheduled maturity date of July 1, 2029. On January 1, 2025, the mortgage loan on 250 Water Street was amended, increasing the stated margin rate from 5.0% to 7.0%.  See Note 15 – Subsequent Events in the Notes to Consolidated and Combined Financial Statements, included in this Annual Report for additional information on the 250 Water Street mortgage loan amendment.

Following the Separation, our capital structure and sources of liquidity have changed from our historical capital structure because HHH is no longer financing our operations, investments in joint ventures, and development and redevelopment projects. Our development and redevelopment opportunities are capital intensive and will require significant additional funding, if and when pursued. Our ability to fund our operating needs and development and redevelopment projects will depend on our future ability to continue to manage cash flow from operating activities, and on our ability to obtain debt or equity financing on acceptable terms. In addition, we typically must provide completion guarantees to lenders in connection with their financing for our development and redevelopment projects. Additionally, on July 31, 2024, a subsidiary of HHH that became our subsidiary in connection with the Separation, issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million. Management believes that our existing cash balances and restricted cash balances, along with access to capital markets, taken as a whole, provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including our third-party mortgages payable, and (ii) adequate liquidity to fund capital expenditures and development and redevelopment projects. However, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings, including the lowering of any of our credit ratings, or absence of a credit rating, (2) the liquidity of the overall capital markets, and (3) the current state of the economy and, accordingly, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future, or at all, which could have a negative impact on our liquidity and capital resources. The cash flows presented in our Consolidated and Combined Statement of Cash Flows may not be indicative of the cash flows we would have recognized had we operated as a standalone publicly traded company for the periods presented.

Prior to the Separation, HHH contributed additional cash to the Company in order to fund its operations until a permanent capital structure was finalized. However, we do not expect HHH to have an ongoing long-term relationship with the Company and HHH will not have any ongoing financial commitments to the Company.

On October 17, 2024, we completed our previously announced rights offering, in which we distributed to holders of our common stock transferable subscription rights to purchase up to an aggregate of 7,000,000 shares of common stock at a subscription price of $25.00 per whole share. As a result of the rights offering, we issued 7,000,000 shares of common stock for gross proceeds of $175.0 million. The rights offering generated net proceeds to us of approximately $166.8 million after deducting approximately $8.2 million in offering expenses.

Cash Flows

The following table sets forth a summary of our cash flows:

	Years Ended December 31,
thousands	2024	2023	2022
Cash used in operating activities	$(52,700)	$(50,780)	$(29,551)
Cash used in investing activities	(102,881)	(108,302)	(198,032)
Cash provided by financing activities	279,581	136,214	237,412

Operating Activities

Cash used in operating activities increased $1.9 million to $52.7 million in the year ended December 31, 2024, compared to $50.8 million in the prior-year period. The increase in cash used in operating activities was primarily due to increased costs incurred in the year ended December 31, 2024 related to the Separation from HHH, with no similar activity in the prior-year period, offset by decreases in cash used in operating activities at our segments.

Cash used in operating activities increased $21.2 million to $50.8 million in 2023, compared to $29.6 million in the prior-year period. The increase in cash used in operating activities was primarily due to a $13.8 million security deposit payment related to the refinancing of the mortgage payable for 250 Water Street in 2023, and an increase in cash used in operating activities at our segments.

While we have historically used cash in operating activities, we expect that the additional liquidity provided by the Rights Offering will provide sufficient capital to fund operations until such time that we may generate cash from operating activities.

Investing Activities

Cash used in investing activities decreased $5.4 million to $102.9 million in the year ended December 31, 2024, compared to $108.3 million in the prior-year period. The decrease in cash used in investing activities was primarily related to decreases in investments in operating property improvements, property development, and funding of operating costs related to the Tin Building by Jean-Georges, partially offset by restricted cash released from escrow related to the 250 Water Street development in the year ended December 31, 2024.

Cash used in investing activities was $108.3 million in 2023, compared to $198.0 million in 2022. The decrease was primarily related to a decrease in property development costs related to 250 Water Street, and decreased funding of operating costs related to the Tin Building by Jean-Georges joint venture.

Financing Activities

Cash provided by financing activities increased $143.4 million to $279.6 million in the year ended December 31, 2024, compared to $136.2 million in the prior-year period, primarily due to the proceeds received from the Rights Offering in the year ended December 31, 2024 and an increase in the net transfers provided by HHH prior to the Separation to fund the operating and investing activities explained above.

Cash provided by financing activities was $136.2 million in 2023, compared to $237.4 million in 2022. The decrease in cash provided by financing activities was primarily due to a decrease in the net transfers provided by HHH prior to the Separation, partially offset by the impact of the cash provided by the refinancing of mortgage payable related to 250 Water Street during fiscal year 2023. The decrease in net transfers provided by HHH in 2023 was primarily due to the decrease in funds needed to carry out the operating and investing activities explained above.

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

We have outstanding mortgages payable related to the 250 Water Street development and Las Vegas Ballpark, which are collateralized by certain of the Company’s real estate assets. A summary of our mortgages payable as of December 31, 2024, and December 31, 2023 can be found in Note 6 – Mortgages Payable, Net in the Notes to Consolidated and Combined Financial Statements, included in this Annual Report.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense was $6.6 million, $6.7 million and $6.5 million for the years ended December 31, 2024. 2023 and 2022, respectively. The amortization of straight-line rents included in the contractual rent amount was $2.0 million, $2.5 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. A summary of our lease obligations as of December 31, 2024 and 2023, can be found in Note 11 – Leases in the Notes to Consolidated and Combined Financial Statements included in this Annual Report.

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

We believe that of our significant accounting policies, which are described in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated and Combined Financial Statements included in this Annual Report, the accounting policies below involves a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to understand and evaluate fully our financial condition and results of operations.

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

Variable Interest Entities

Methodology

Our Consolidated and Combined Financial Statements include all of our accounts, including our majority owned and controlled subsidiaries and VIEs for which we are the primary beneficiary. The Company was not the primary beneficiary of any VIEs during the years ended December 31, 2024, 2023 and 2022, and, therefore, the Company does not consolidate any VIEs in which it holds a variable interest.

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

As of December 31, 2024, the Company had a variable interest in Tin Building by Jean-Georges and as of December 31, 2023, the Company had a variable interest in Tin Building by Jean-Georges and Ssäm Bar. The Ssäm Bar restaurant closed during the third quarter of 2023, and the venture was liquidated in May 2024. The Company determined that it was not the primary beneficiary of the VIEs as of December 31, 2024 and 2023, as the Company did not have the power to direct the activities of the VIEs that most significantly impact the VIE’s economic performance. Therefore, the Company accounted for its investment in the VIEs in accordance with the equity method. As of January 1, 2025, in conjunction with the internalization of food and beverage operations, the Company, through employing the management team personnel and directing the operating activities that most significantly impact the economic performance of the Tin Building by Jean-George, became the primary beneficiary. Refer to Note 15 – Subsequent Events for additional detail.

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

The Company evaluates its equity method investments for significance in accordance with Regulation S-X, Rule 3-09 and Regulation S-X, Rule 4-08(g) and presents separate annual financial statements or summarized financial information, respectively, as required by those rules. The Company is required to file audited financial statements of the Fulton Seafood Market, LLC for the years ended December 31, 2024 and December 31, 2022. The Company’s investment in the Fulton Seafood Market, LLC does not meet the threshold necessary for disclosure of audited financial statements in 2023, however for comparability, audited financial statements of Fulton Seafood Market, LLC for the years ended December 31, 2024, 2023 and 2022 are attached as exhibits to this Annual Report.

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

Judgments and Uncertainties

The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we don’t capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated during the development period, and the subsequent depreciation of the real estate would be overstated. For the years ended December 31, 2024 and 2023, we capitalized development costs of $50.4 million and $47.4 million, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable-rate mortgage payable as increases in interest rates would cause our payments to increase. With respect to our fixed-rate mortgage payable, increases in interest rates could make it more difficult to refinance such debt when it becomes due.

Based on our variable rate debt balance, interest expense would have increased by approximately $0.9 million for the year ended December 31, 2024 if short-term interest rates had been 1% higher. We manage our exposure to interest rate risk on variable-rate debt by regularly monitoring market conditions and adjusting our financing strategy as needed. While no derivative instruments are currently employed to hedge against interest rate fluctuations, we may consider future strategies, such as refinancing or utilizing fixed-rate debt, to mitigate potential volatility in interest expenses. As of December 31, 2024, the weighted average interest rate on the $41.1 million of fixed-rate indebtedness outstanding was 4.92% per annum, with principal paydowns at various dates through December 15, 2038.

For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section above and Note 6 – Mortgages Payable, Net in the Notes to Consolidated and Combined Financial Statements included in this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Seaport Entertainment Group Inc.:

Opinion on the Combined Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Seaport Entertainment Group Inc. and subsidiaries (collectively, the Company) as of December 31, 2024 and 2023, the related consolidated and combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial Schedule III (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Carve-out Basis of Accounting

As discussed in Note 1, the consolidated and combined balance sheet as of December 31, 2023 and the consolidated and combined statement of operations for the period from January 1, 2024 to July 31, 2024 and for the years ended December 31, 2023 and 2022, are presented as if the Company had been carved out of Howard Hughes Holdings Inc. (HHH) to reflect attribution of certain assets and liabilities that had been held at HHH which are specifically identifiable or attributable to the Company as well as allocations deemed reasonable by management to present the results of operations, financial position and cash flows of the Company on a standalone basis and may not reflect the results of operations, financial position and cash flows had the Company operated as a standalone company during the period presented. Our Opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas

March 10, 2024

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Balance Sheets

	December 31,	December 31,
in thousands except par value amounts	2024	2023
ASSETS
Buildings and equipment	$522,667	$528,299
Less: accumulated depreciation	(215,484)	(203,208)
Land	9,497	9,497
Developments	146,461	102,874
Net investment in real estate	463,141	437,462
Investments in unconsolidated ventures	28,326	37,459
Cash and cash equivalents	165,667	1,834
Restricted cash	2,178	42,011
Accounts receivable, net	5,246	13,672
Deferred expenses, net	4,515	4,379
Operating lease right-of-use assets, net	38,682	40,884
Other assets, net	35,801	39,112
Total assets	$743,556	$616,813

LIABILITIES
Mortgages payable, net	$101,593	$155,628
Operating lease obligations	47,470	48,153
Accounts payable and other liabilities	23,111	28,139
Total liabilities	172,174	231,920
Commitments and Contingencies (see Note 8)	—	—
EQUITY
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 480,000 shares authorized, 12,708 issued and outstanding in 2024 and none issued or outstanding in 2023	127	—
Additional paid in capital	613,015	—
Accumulated deficit	(51,660)	—
Net parent investment	—	384,893
Stockholders' equity	561,482	384,893
Noncontrolling interest in subsidiary	9,900	—
Total equity	571,382	384,893
Total liabilities and equity	$743,556	$616,813

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Operations

	Years ended December 31,
in thousands, except per share data	2024	2023	2022
REVENUES
Sponsorships, events, and entertainment revenue	$56,153	$60,623	$55,724
Hospitality revenue	29,528	32,951	42,565
Rental revenue	25,363	22,096	19,810
Other revenue	92	8	947
Total revenues	111,136	115,678	119,046

EXPENSES
Sponsorships, events, and entertainment costs	43,757	47,466	38,764
Hospitality costs	31,002	31,432	38,037
Operating costs	44,429	41,219	44,048
Provision for (recovery of) doubtful accounts	2,363	459	1,412
General and administrative	63,269	30,536	16,977
Depreciation and amortization	34,785	48,432	47,356
Other	—	81	58
Total expenses	219,605	199,625	186,652

OTHER
Provision for impairment	—	(672,492)	—
Other income (loss), net	6,729	33	935
Total other	6,729	(672,459)	935
Operating income (loss)	(101,740)	(756,406)	(66,671)
Interest income (expense)	(6,751)	(3,166)	(4,013)
Equity in losses from unconsolidated ventures	(42,571)	(80,633)	(37,124)
Loss on extinguishment of debt	(1,563)	(47)	—
Income (loss) before income taxes	(152,625)	(840,252)	(107,808)
Income tax expense (benefit)	—	(2,187)	3,469
Net loss	(152,625)	(838,065)	(111,277)
Preferred distributions to noncontrolling interest in subsidiary	(587)	—	—
Net loss attributable to common stockholders	$(153,212)	$(838,065)	$(111,277)

Total weighted average shares
Basic	9,108	5,522	5,522
Diluted	9,108	5,522	5,522

Earnings (loss) per share attributable to common stockholders
Basic	$(16.82)	$(151.77)	$(20.15)
Diluted	$(16.82)	$(151.77)	$(20.15)

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Cash Flows

	Years ended December 31,
in thousands	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,625)	$(838,065)	$(111,277)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	31,245	45,030	43,985
Amortization	3,540	3,402	3,371
Amortization of deferred financing costs	475	463	500
Straight-line rent amortization	(503)	(216)	(871)
Stock compensation expense	3,338	1,495	869
Deferred income taxes	—	(2,187)	3,469
Other	—	1,178	1,820
Loss on extinguishment of debt	1,563	47	—
Impairment charges	—	672,492	—
Equity in losses from unconsolidated ventures, net of distributions and impairment charges	42,768	81,364	37,124
Provision for (recovery of) doubtful accounts	3,824	328	(2,268)
Net Changes:
Accounts receivable	5,203	(5,285)	671
Other assets, net	157	(12,254)	1,575
Deferred expenses, net	(521)	(175)	(2,329)
Accounts payable and other liabilities	8,836	1,603	(6,190)
Cash used in operating activities	(52,700)	(50,780)	(29,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Operating property improvements	(6,725)	(18,747)	(12,206)
Property development and redevelopment	(62,520)	(44,047)	(85,714)
Investments in unconsolidated ventures	(34,120)	(45,527)	(100,112)
Distributions from unconsolidated ventures	484	19	—
Cash used in investing activities	(102,881)	(108,302)	(198,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	—	115,000	—
Deferred financing costs	(472)	(2,251)	(295)
Principal payments on mortgages payable	(55,603)	(101,812)	(1,910)
Preferred distributions to noncontrolling interest in subsidiary	(587)	—	—
Proceeds from the Rights Offering	166,789	—	—
Net transfers from parent	169,454	125,277	239,617
Cash provided by financing activities	279,581	136,214	237,412

Net change in cash, cash equivalents and restricted cash	124,000	(22,868)	9,829
Cash, cash equivalents and restricted cash at beginning of period	43,845	66,713	56,884
Cash, cash equivalents and restricted cash at end of period	167,845	43,845	66,713

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	165,667	1,834	16,448
Restricted cash	2,178	42,011	50,265
Cash, cash equivalents and restricted cash at end of period	$167,845	$43,845	$66,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$12,807	$11,227	$7,456
Interest capitalized	3,628	8,537	4,028

NON-CASH TRANSACTIONS
Accrued property improvements, developments, and redevelopments	$(12,345)	$3,344	$(12,408)
Capitalized stock compensation	441	1,277	3,005

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Equity

	Common stock		Net parent	Additional paid	Accumulated	Stockholders’	Noncontrolling
in thousands	Shares	Amount	investment	in capital	deficit	equity	interest	Total equity
Balance, December 31, 2021	—	—	$966,977	—	—	$966,977	—	$966,977
Net income (loss)	—	—	(111,277)	—	—	(111,277)	—	(111,277)
Net transfers from parent	—	—	240,486	—	—	240,486	—	240,486
Balance, December 31, 2022	—	—	$1,096,186	—	—	$1,096,186	—	$1,096,186
Net income (loss)	—	—	(838,065)	—	—	(838,065)	—	(838,065)
Net transfers from parent	—	—	126,772	—	—	126,772	—	126,772
Balance, December 31, 2023	—	—	$384,893	—	—	$384,893	—	$384,893
Net income (loss)	—	—	(101,552)	—	(51,660)	(153,212)	587	(152,625)
Net transfers from parent	—	—	169,704	—	—	169,704	—	169,704
Issuance of noncontrolling interests	—	—	(9,900)	—	—	(9,900)	9,900	—
Reclassification of net parent investment to common stock and additional paid in capital	5,522	55	(443,145)	443,090	—	—	—	—
Proceeds from the Rights Offering	7,000	70	—	166,719	—	166,789	—	166,789
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	—	(587)	(587)
Stock compensation	186	2	—	3,206	—	3,208	—	3,208
Balance, December 31, 2024	12,708	$127	$—	$613,015	$(51,660)	$561,482	$9,900	$571,382

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Notes to Consolidated and Combined Financial Statements

(Dollars in thousands, unless otherwise stated)

1.	Summary of Significant Accounting Policies

Description of the Company

On July 31, 2024, the previously announced separation (the “Separation”) of Seaport Entertainment Group Inc. (“SEG” or the “Company”) from Howard Hughes Holdings Inc. (“HHH”) was completed. The Separation was achieved through HHH’s pro rata distribution of 100% of the then-outstanding shares of SEG common stock to HHH’s stockholders (the “Separation”). Under the terms of the Separation, each stockholder who held HHH common stock as of the close of business on July 29, 2024, the record date for the distribution, received one share of SEG common stock for every nine shares of HHH common stock held as of the close of business on such date. SEG common stock began trading on the NYSE American stock exchange on August 1, 2024, under the symbol “SEG”.

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

In connection with the Separation, on July 31, 2024, the Company entered into a separation and distribution agreement with HHH. On this date, the Company also entered into various other agreements that provide a framework for the Company’s relationship with HHH after the Separation, including a transition services agreement, an employee matters agreement, and a tax matters agreement. These agreements provide for the allocation between the Company and HHH of the assets, employees, services, liabilities, and obligations (including their respective investments, property and employee benefits and tax-related assets and liabilities) of HHH and its subsidiaries attributable to periods prior to, at and after the Separation and govern certain relationships between the Company and HHH after the Separation. Additionally, HHH contributed cash of $23.4 million to the Company prior to the Separation to support the operating, investing, and financing activities of the Company.

Also in connection with the Separation, on July 31, 2024, the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) with HHH, as lender. The Revolving Credit Agreement provided for a revolving commitment of $5.0 million, with an interest rate of 10.0% and a term of 1 year, which could have been extended for an additional 6 months at the discretion of HHH. In the fourth quarter of 2024, this Revolving Credit Agreement was terminated. The Company did not have any outstanding borrowings under this agreement.

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

On September 23, 2024, the Company commenced a rights offering (the “Rights Offering”), in the form of a pro rata distribution at no charge to holders of SEG common stock of transferable subscription rights to purchase up to an aggregate of 7.0 million shares of its common stock at a cash subscription price of $25.00 per whole share. On October 17, 2024, the Company completed the Rights Offering and issued an aggregate 7.0 million shares of common stock at the subscription price of $25.00 per whole share for total gross proceeds of $175.0 million. Overall, the Rights Offering was over-subscribed, with total demand of 14.1 million shares.

Principles of Consolidation and Combination and Basis of Presentation

The accompanying Consolidated and Combined Financial Statements represent the assets, liabilities, and operations of Seaport Entertainment Group Inc. as well as the assets, liabilities and operations related to the Seaport Entertainment division of Howard Hughes prior to the Separation that were transferred to Seaport Entertainment Group Inc. on July 31, 2024 in connection with the Separation. The results of Seaport Entertainment Group Inc. are referred to throughout these Consolidated and Combined Financial Statements as “Seaport Entertainment Group,” “SEG,” “the Company,” “we,” “us” or “our”.

The accompanying Consolidated and Combined Financial Statements as of and for the year ended December 31, 2024 have been prepared on a standalone basis derived from the consolidated financial statements and accounting records of SEG from August 1, 2024 to December 31, 2024 and from the combined financial statements and accounting records of HHH for January 1, 2024 to July 31, 2024. The accompanying Consolidated and Combined Balance Sheets as of December 31, 2023 and Consolidated and Combined Statements of Operations for the years ended December 31, 2023 and 2022 have been prepared on a standalone basis derived from the combined financial statements and accounting records of HHH. These statements reflect the consolidated and combined historical results of operations, financial position, and cash flows of Seaport Entertainment Group in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Consolidated and Combined Balance Sheet as of December 31, 2023 and the Consolidated and Combined Statements of Operations for the period from January 1, 2024 to July 31, 2024 and for the years ended December 31, 2023 and 2022, are presented as if Seaport Entertainment Group had been carved out of HHH. These Consolidated and Combined Financial Statements include the attribution of certain assets and liabilities that have been held at HHH which are specifically identifiable or attributable to the Company. The assets and liabilities in the carve-out financial statements have been presented on a historical cost basis.

All significant intercompany transactions within the Company have been eliminated. All transactions between the Company and HHH are considered to be effectively settled in the Consolidated and Combined Financial Statements at the time the transaction is recorded, other than transactions described in Note 14 – Related-Party Transactions that have historically been settled in cash. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheet as of December 31, 2024 as an adjustment to additional paid-in capital and in the Consolidated and Combined Balance Sheet as of December 31, 2023 as net parent investment.

These Consolidated and Combined Financial Statements include expense allocations for: (1) certain support functions that are provided on a centralized basis within HHH, including, but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, facilities, and risk management; and (2) employee benefits and compensation, including stock-based compensation. These expenses have been allocated to the Company on the basis of direct time spent on Company projects where identifiable, with the remainder allocated on a basis of revenue, headcount, payroll costs, or other applicable measures. For an additional discussion and quantification of expense allocations, see Note 14 – Related-Party Transactions.

Management believes the assumptions underlying these Consolidated and Combined Financial Statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. Nevertheless, the Consolidated and Combined Financial Statements may not reflect the results of operations, financial position and cash flows had the Company been a standalone company during the periods presented. Actual costs that the Company may have incurred had it been a standalone company would depend on several factors, including the chosen organization structure, whether functions were outsourced or performed by its employees and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Debt obligations and related financing costs of HHH have not been included in the Consolidated and Combined Financial Statements of the Company, because the Company’s business was not a party to the obligations between HHH and the debt holders. Further, the Company did not guarantee any of HHH’s debt obligations.

Prior to the Separation, the income tax provision in the Consolidated and Combined Statements of Operations has been calculated as if the Company was operating on a standalone basis and filed separate tax returns in the jurisdictions in which it operates. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the carve-out. Following the Separation, the Company will file its own return and the income tax provision reflects the Company’s tax balances that are realizable.

HHH maintains stock-based compensation plans at a corporate level. The Company’s employees participated in such plans prior to the Separation and the portion of the cost of those plans related to the Company’s employees is included in the Combined Statements of Operations from January 1, 2024 to July 31, 2024 and for the years ended December 31, 2023 and 2022. However, the Combined Balance Sheet as of December 31, 2023 does not include any equity issued related to stock-based compensation plans. Prior to the Separation, the Company established the Seaport Entertainment Group Inc. 2024 Equity Incentive Plan, and subsequent to July 31, 2024, the Company issued stock-based awards pursuant to such plan – see Note 12 – Equity.

The equity balance in these Consolidated and Combined Financial Statements as of December 31, 2023 represents the excess of total assets over total liabilities, including intercompany balances between the Company and HHH (net parent investment).

Variable Interest Entities

The Company has interests in various legal entities that represent a variable interest entity. A VIE is an entity: (a) that has total equity at risk that is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other entities; (b) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual return, or both (i.e., lack the characteristics of a controlling financial interest); or (c) where the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

The Company determines if a legal entity is a VIE by performing a qualitative analysis that requires certain subjective decisions, taking into consideration the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties and the purpose of the arrangement. Upon the occurrence of certain reconsideration events, the Company reassesses its initial determination as to whether the entity is a VIE.

The Company also performs a qualitative assessment of each VIE to determine if it is the primary beneficiary. The Company is the primary beneficiary and would consolidate the VIE if it has a controlling financial interest where it has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. This assessment requires certain subjective decisions, taking into consideration the contractual agreements that define the ownership structure, the design of the entity, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties. Management’s assessment of whether the Company is the primary beneficiary of a VIE is continuously performed.

Upon initial consolidation of a VIE, the Company records the assets, liabilities and noncontrolling interests at fair value and recognizes a gain or loss for the difference between (i) the fair value of the consideration paid, the fair value of noncontrolling interests and the reported amount of any previously held interests and (ii) the net amount of the fair value of the assets and liabilities.

If the Company determines it is no longer the primary beneficiary of a VIE, it will deconsolidate the entity and measure the initial cost basis for any retained interests that are recorded upon the deconsolidation at fair value. The Company will recognize a gain or loss for the difference between the fair value and the previous carrying amount of its investment in the VIE.

The Company was not the primary beneficiary of any VIE’s during 2024, 2023 and 2022 and, therefore; the Company does not consolidate any VIE’s in which it holds a variable interest.

Investments in Unconsolidated Ventures

The Company’s investments in unconsolidated ventures are accounted for under the equity method to the extent that, based on contractual rights associated with the investments, the Company can exert significant influence over a venture’s operations. Under the equity method, the Company’s investment in the venture is recorded at cost and is subsequently adjusted to recognize the Company’s allocable share of the earnings or losses of the venture. Dividends and distributions received by the Company are recognized as a reduction in the carrying amount of the investment. Generally, joint venture operating agreements provide that assets, liabilities, funding obligations, profits and losses, and cash flows are shared in accordance with ownership percentages. For certain equity method investments, various provisions in the joint venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and preferred returns may result in the Company’s economic interest differing from its stated ownership or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities. For these investments, the Company recognizes income or loss based on the joint venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing percentage.

The Company periodically assesses the appropriateness of the carrying amount of its equity method investments, as events or changes in circumstance may indicate that a decrease in value has occurred which is other‑than‑temporary. In addition to the property‑specific impairment analysis performed on the underlying assets of the investment, the Company also considers the ownership, distribution preferences, limitations and rights to sell and repurchase its ownership interests. If a decrease in value of an investment is deemed to be other‑than‑temporary, the investment is reduced to its estimated fair value and an impairment-related loss is recognized in the Consolidated and Combined Statements of Operations as a component of Equity in earnings (losses) from investments in unconsolidated ventures.

For investments in ventures where the Company has virtually no influence over operations and the investments do not have a readily determinable fair value, the Company has elected the measurement alternative to carry the securities at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the issuer. Equity securities not accounted for under the equity method, or where the measurement alternative has not been elected, are required to be reported at fair value with unrealized gains and losses reported in the Consolidated and Combined Statements of Operations as Net unrealized gains (losses) on instruments measured at fair value through earnings.

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

Segments

Segment information is prepared on the same basis that management reviews information for operational decision-making purposes. Management evaluates the performance of each of the Company’s real estate assets and investments individually and aggregates such properties and investments into segments based on their economic characteristics and types of revenue streams. The Company operates in three business segments: (i) Landlord Operations, (ii) Hospitality, and (iii) Sponsorships, Events, and Entertainment.

Net Investment in Real Estate

Buildings and Equipment and Land

Real estate assets are stated at cost less any provisions for impairments and depreciation as applicable. Expenditures for significant improvements to the Company’s assets are capitalized. Tenant improvements relating to the Company’s real estate assets are capitalized and depreciated over the shorter of their economic lives or the lease term. Maintenance and repair costs are charged to expense when incurred.

Depreciation

The Company periodically reviews the estimated useful lives of Building and Equipment. Depreciation or amortization expense is computed using the straight‑line method based upon the following estimated useful lives:

Asset Type	Years	Balance Sheet Location
Buildings and improvements	7 - 40	Buildings and Equipment
Equipment and fixtures	5 - 20	Buildings and Equipment
Computer hardware and software, and vehicles	3 - 5	Buildings and Equipment
Tenant improvements	Related lease term	Buildings and Equipment
Leasing costs	Related lease term	Other assets, net

From time to time, the Company may reassess the development strategies for certain buildings and improvements which results in changes to the Company’s estimate of their remaining useful lives. The Company did not recognize additional depreciation expense of significance for the years ended December 31, 2024,  2023, and 2022.

Developments

Development costs, which primarily include direct costs related to placing the asset in service associated with specific development properties, are capitalized as part of the property being developed. Construction and improvement costs incurred in connection with the development of new properties, or the redevelopment of existing properties are capitalized before they are placed into service. Costs include planning, engineering, design, direct material, labor and subcontract costs. Real estate taxes, utilities, direct legal and professional fees related to the sale of a specific unit, interest, insurance costs and certain employee costs incurred during construction periods are also capitalized. Capitalization commences when the development activities begin and cease when a project is completed, put on hold or at the date that the Company decides not to move forward with a project. Capitalized costs related to a project where the Company has determined not to move forward are expensed if they are deemed not recoverable. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Demolition costs associated with redevelopments are expensed as incurred unless the demolition was included in the Company’s development plans and imminent as of the acquisition date of an asset. Once an asset is placed into service, it is depreciated in accordance with the Company’s policy. In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are evaluated for impairment.

Developments consist of the following categories as of December 31:

thousands	2024	2023
Land and improvements	$51,718	$51,718
Development costs	94,743	51,156
Total Developments	$146,461	$102,874

Acquisitions of Properties

The Company accounts for the acquisition of real estate properties in accordance with Accounting Standards Codification (ASC) 805 Business Combinations (ASC 805). This methodology requires that assets acquired, and liabilities assumed be recorded at their fair values on the date of acquisition for business combinations and at relative fair values for asset acquisitions. Acquisition costs related to the acquisition of a business are expensed as incurred. Costs directly related to asset acquisitions are considered additions to the purchase price and increase the cost basis of such assets.

The fair value of tangible assets of an acquired property (which includes land, buildings and improvements) is determined by valuing the property as if it were vacant, and the as-if-vacant value is then allocated to land, buildings and improvements based on management’s determination of the fair value of these assets. The as-if-vacant values are derived from several sources which incorporate significant unobservable inputs that are classified as Level 3 inputs in the fair value hierarchy and primarily include a discounted cash flow analysis using discount and capitalization rates based on recent comparable market transactions, where available.

The fair value of acquired intangible assets consisting of in-place, above-market and below-market leases is recorded based on a variety of considerations, some of which incorporate significant unobservable inputs that are classified as Level 3 inputs in the fair value hierarchy. In-place lease considerations include, but are not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases (i.e., the market cost to execute a lease, including leasing commissions and tenant improvements); (2) the value associated with lost revenue related to tenant reimbursable operating costs incurred during the assumed lease-up period (i.e., real estate taxes, insurance and certain other operating expenses); and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Above-market and below-market leases are valued at the present value, using a discount rate that reflects the risks associated with the leases acquired, of the difference between (1) the contractual amounts to be paid pursuant to the in-place lease; and (2) management’s estimate of current market lease rates, measured over the remaining non-cancelable lease term, including any below-market renewal option periods.

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

Impairment indicators include, but are not limited to, significant changes in projected completion dates, stabilization dates, operating revenues or cash flows, development costs, ongoing low occupancy, and market factors.

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

Restricted Cash

Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to the payment of principal and interest on the Company’s outstanding mortgages payable. In August 2024, following the final resolution of the 250 Water Street litigation, the escrow amount of $40.0 million related to 250 Water Street was released to the City of New York. See Note 8 – Commitments and Contingencies for additional information on the 250 Water Street litigation.

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

Other receivables are primarily related to short-term trade receivables. The Company is exposed to credit losses through the sale of goods and services to customers. As required under ASC 326 Financial Instruments – Credit Losses (ASC 326), the Company assesses its exposure to credit loss related to these receivables on a quarterly basis based on historical collection experience and future expectations by portfolio. As of December 31, 2024 and 2023, there were no material past due receivables and there have been no material write-offs or recoveries of amounts previously written-off.

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Consolidated and Combined Balance Sheets as of:

	December 31,	December 31,
in thousands	2024	2023
Tenant receivables	$285	$875
Straight-line rent receivables	2,780	3,353
Other receivables	2,181	9,444
Accounts receivable, net (a)	$5,246	$13,672
(a)	As of December 31, 2024, and December 31, 2023, the total reserve balance was $2.6 million and $1.4 million, respectively.

The following table summarizes the impacts of the collectability reserves in the accompanying Consolidated and Combined Statements of Operations:

	Year ended December 31,
in thousands	2024	2023	2022
Statements of Operations Location
Rental revenue	$1,461	$288	$(3,305)
Provision for (recovery of) doubtful accounts	2,363	459	1,412
Total (income) expense impact	$3,824	$747	$(1,893)

As of December 31, 2024, no customer accounted for greater than 10% of the Company’s accounts receivable.

As of December 31, 2023, two customers had an accounts receivable balance of $2.1 million and $1.7 million, which represented approximately 15.1% and 12.2% of the Company’s accounts receivable balance, respectively. Additionally, one related party had an accounts receivable balance of $3.1 million, which represented approximately 22.8% of the Company’s accounts receivable. See Note 14 – Related-Party Transactions for additional information.

Other Assets, net

The major components of Other assets, net include various intangibles, security deposits, prepaid expenses, and food and beverage and merchandise inventory related to the Company’s properties.

The Company’s intangibles include the player development license agreement with Major League Baseball (“MLB”) and other intangibles relating to the Aviators. The Company amortizes finite-lived intangible assets less any residual value, if applicable, on a straight-line basis over the term of the related lease or the estimated useful life of the asset. Refer to Note 5 – Intangibles for additional information.

Security and other deposits primarily includes a $10.7 million collateral deposit associated with the 250 Water Street mortgage refinancing.

Food and beverage and merchandise inventory is stated at lower of cost or market with cost being determined on a first-in, first-out basis for food and beverage inventory and average cost for merchandise inventory.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards.

The Company periodically assesses the realizability of its deferred tax assets. If the Company concludes that it is more likely than not that some of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including expectations of future taxable income, carryforward periods available to the Company for tax reporting purposes, various income tax strategies and other relevant factors. In addition, interest and penalties related to uncertain tax positions, if necessary, are recognized in income tax expense.

Deferred Expenses, net

Deferred expenses consist principally of leasing costs. Deferred leasing costs are amortized using the straight‑line method over the related lease term. Deferred expenses are shown net of accumulated amortization of $1.1 million and $0.8 million as of December 31, 2024 and 2023, respectively.

Marketing and Advertising

The Company incurs various marketing and advertising costs as part of development, branding, leasing or sales initiatives. These costs include special events, broadcasts, direct mail, and online digital and social media programs, and they are expensed as incurred. For the years ended December 31, 2024, 2023, and 2022, marketing and advertising expenses were $5.7 million, $6.2 million, and $5.1 million, respectively.

Deferred Offering Costs

Deferred offering costs represent amounts paid for legal, accounting, consulting and other offering expenses in conjunction with the proposed or actual offering of securities and are recorded as a reduction against the gross proceeds of the offering. Deferred offering costs are included as part of other assets in the Consolidated and Combined Balance Sheets and netted against additional paid-in capital upon closing of the offering.

Stock-Based Compensation

Prior to the Separation on July 31, 2024, certain employees of the Company participated in HHH’s stock-based compensation plans. Stock-based compensation expense was attributed to the Company based on the awards and terms previously granted to those employees and was recorded in the Consolidated and Combined Statements of Operations. Subsequent to the Separation, the Company issued stock options, restricted stock and restricted stock units. Stock-based compensation expense is measured based on the grant date fair value of those awards and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, except for shares of stock granted to non-employee directors which, unless otherwise provided under the applicable award agreement, are fully vested, and are expensed at the grant date. Stock-based compensation expense is based on awards outstanding, and forfeitures are recognized as they occur. Stock-based compensation expense is included as part of expenses in the accompanying Consolidated and Combined Statements of Operations.

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

Accounting Pronouncements Adopted During the Current Year

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, “Segment Reporting: Improvement to Reportable Segment Disclosures”. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker (“CODM”), easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. It does not change the definition of a segment, the method for determining segments, the criteria for aggregating operating segments into reportable segments, or the current specifically enumerated segment expenses that are required to be disclosed. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We have adopted this standard for our fiscal year 2024 annual financial statements and have applied this standard retrospectively for all prior periods presented in the Company’s Consolidated and Combined Financial Statements. See Note 13 – Segments for additional information

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance and its impact on the Company’s Consolidated and Combined Financial Statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The amendments in this ASU will become effective for fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company will plan to adopt the standard when it becomes effective beginning with the fiscal year 2027 annual financial statements, and is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated and Combined Financial Statements.

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

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings (Losses)/ Dividends
	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
in thousands except percentages	2024	2023	2024	2023	2024	2023	2022
Equity Method Investments
The Lawn Club (b)	50%	50%	$6,103	$1,266	$542	$(1,287)	$—
Ssäm Bar (b) (c) (d) (f)	—%	50%	—	—	181	(5,981)	(783)
Tin Building by Jean-Georges (b) (d) (f)	65%	65%	7,746	11,658	(33,362)	(42,698)	(36,813)
Jean-Georges Restaurants (f)	25%	25%	14,477	14,535	(9,932)	(30,667)	472
			28,326	27,459	(42,571)	(80,633)	(37,124)
Other equity investments (e)			—	10,000	—	—	—
Investments in unconsolidated ventures			$28,326	$37,459	$(42,571)	$(80,633)	$(37,124)
(a)	Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)	For these equity method investments, various provisions in the venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and preferred returns may result in the Company’s economic interest differing from its stated interest or final profit-sharing interest. For these investments, the Company recognizes income or loss based on the venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing interest.
(c)	The Ssäm Bar joint venture was liquidated in May 2024. Refer to discussion below for additional details.
(d)	Classified as a VIE; however, the Company is not the primary beneficiary and accounts for its investment in accordance with the equity method. Refer to discussion below for additional information.
(e)	Other equity investments represent investments not accounted for under the equity method. The Company elected the measurement alternative as this investment does not have readily determinable fair value. Refer to discussion below for additional detail.
(f)	These investments were impaired as part of the Seaport impairment recognized in 2023. Refer to specific investment discussion below and Note 3 – Impairment for additional information.

The Lawn Club

In 2021, the Company formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (“Endorphin Ventures”), to construct and operate an immersive indoor and outdoor restaurant that includes an extensive area of indoor grass, a stylish clubhouse bar, and a wide variety of lawn games. This concept opened in the fourth quarter of 2023. Under the terms of the initial agreement, the Company funded 80% of the cost to construct the restaurant, and Endorphin Ventures contributed the remaining 20%. In October 2023, the members executed an amended LLC agreement, in which the Company will fund

90% of any remaining capital requirements, and Endorphin Ventures will contribute 10%. The Company recognizes its share of income or loss based on the joint venture distribution priorities, which could fluctuate over time. Upon the return of each member’s contributed capital and a preferred return to the Company, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest. The Company also entered into a lease agreement with HHC Lawn Games, LLC pursuant to which the Company agreed to lease approximately 27,000 square feet of the Fulton Market Building to this venture.

Ssäm Bar

In 2016, the Company formed Pier 17 Restaurant C101, LLC (“Ssäm Bar”) with MomoPier, LLC (“Momofuku”) to construct and operate a restaurant and bar at Pier 17 in the Seaport, which opened in 2019. The Company recognized its share of income or loss based on the joint venture’s distribution priorities, which could fluctuate over time. The Ssäm Bar restaurant closed during the third quarter of 2023, and the venture was liquidated in May 2024. The Company received a liquidating distribution of its share of the venture’s remaining assets during the third quarter of 2024. Additionally, the Company recognized an impairment of $5.0 million related to this investment in the year ended December 31, 2023. See Note 3 – Impairment for additional information.

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

As of December 31, 2024 and 2023, the Tin Building by Jean-Georges is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. As of January 1, 2025, in conjunction with the internalization of food and beverage operations, the Company, through employing the management team personnel and directing the operating activities that most significantly impact the VIE’s economic performance, became the primary beneficiary of the VIE. Refer to Note 15 – Subsequent Events for additional information. As the Company is unable to quantify the maximum amount of additional capital contributions that may be funded in the future associated with this investment, the Company’s maximum exposure to loss is currently equal to the $7.7 million carrying value of the investment as of December 31, 2024. The Company funded capital contributions of $29.4 million, $48.1 million and $43.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company recognized an impairment of $1.2 million related to this investment in the year ended December 31, 2023. See Note 3 – Impairment for additional information.

The Company is required to file audited financial statements of the Fulton Seafood Market, LLC for the years ended December 31, 2024 and 2022. The Company’s investment in the Fulton Seafood Market, LLC does not meet the threshold necessary for disclosure of audited financial statements in 2023, however for comparability, audited financial statements of Fulton Seafood Market, LLC for the years ended December 31, 2024, 2023, and 2022 are attached as exhibits to this Annual Report.

Jean-Georges Restaurants

In March 2022, the Company acquired a 25% interest in JG Restaurant HoldCo LLC (“Jean-Georges Restaurants”) for $45.0 million from JG TopCo LLC (“Jean-Georges”). Jean-Georges Restaurants currently has over 60 hospitality offerings and a pipeline of new concepts. The Company accounts for its ownership interest in accordance with the equity method and recorded its initial investment at cost, inclusive of legal fees and transaction costs. Under the terms of the current operating agreement, all cash distributions and the recognition of income-producing activities will be pro rata based on stated ownership interest. The Company recognized an impairment of $30.8 million related to this investment in the year ended December 31, 2023. See Note 3 – Impairment for additional information.

Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. Per the warrant agreement, the $10.0 million is to be used for working capital of Jean-Georges Restaurants. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation and will expire on March 2, 2026. During the year ended December 31, 2024, the Company recognized an impairment of $10.0 million related to this warrant. See Note 3 – Impairment for additional information.

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

On January 1, 2025, as the Company’s initial step to internalize food and beverage operations at most of its wholly owned and joint venture-owned restaurants at the Seaport, we hired and onboarded employees of CCMC, and entered into a shared services agreement with CCMC.  For additional details regarding the shared services agreement, See Note 15 – Subsequent Events.

Summarized Financial Information The following tables provide combined summarized financial statements information for the Company’s unconsolidated ventures. Financial statements information is included for each investment for all periods in which the Company’s ownership interest was accounted for as an equity method investment.

	December 31,	December 31,
in thousands	2024	2023
Balance Sheet
Total Assets	$155,523	$174,283
Total Liabilities	125,623	142,539
Total Equity	29,900	31,744
Non-Controlling Interest	$(1,105)	$(697)

	Year Ended December 31,
in thousands	2024	2023	2022
Income Statement
Revenues	$123,257	$118,674	$81,275
Operating Loss	(3,961)	(39,196)	(24,754)
Net Income (loss)	(31,252)	(43,798)	(36,350)
Net loss attributable to the Controlling Interest	$(30,844)	$(43,264)	$(36,261)
3.

3.	Impairment

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

During the year ended December 31, 2023, the Company recorded a $709.5 million impairment charge related to Seaport properties in the Landlord Operations segment and investments in the Hospitality segment. The Company recognized the impairment due to decreases in estimated future cash flows due to significant uncertainty of future performance as stabilization and profitability are taking longer than expected, pressure on the current cost structure, decreased demand for office space, as well as an increase in the capitalization rate and a decrease in restaurant multiples used to evaluate future cash flows. The Company used a discounted cash flow analysis to determine fair value, with capitalization rates ranging from 5.5% to 6.75%, discount rates ranging from 8.5% to 13.3%, and restaurant multiples ranging from 8.3 to 11.8.

During the year ended December 31, 2024, the Company recorded a $10.0 million impairment charge related to the warrant agreement with Jean-Georges to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share. The Company recognized the impairment as a result of the Company’s planned internalization of hospitality operations currently managed by CCMC, the resulting decrease in estimated near term cash flows to the parent company Jean-George Restaurants, and the near term expiration of the warrants. See Note 15 – Subsequent Events for additional information on the shared services agreement and planned internalization of hospitality operations.

The assumptions and estimates included in the Company’s impairment analysis require significant judgment about future events, market conditions, and financial performance. Actual results may differ from these assumptions. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future.

The following table summarizes the pre-tax impacts of the impairments mentioned above to the Consolidated and Combined Statements of Operations for the year ended December 31, 2024 and Combined Statements of Operations for the year ended December 31, 2023. There were no impairments recorded in the year ended December 31, 2022.

in thousands	Statements of Operations Line Item	2024	2023
Building and equipment	Provision for impairment	$—	$445,818
Land	Provision for impairment	—	11,734
Developments	Provision for impairment	—	214,940
Net investments in real estate		—	672,492
Investments in unconsolidated ventures (a)	Equity in losses from unconsolidated ventures	10,000	37,001
Total impairment		$10,000	$709,493
(a)	As of December 31, 2024, impairment charges relate to the warrants which were issued of Jean-Georges Restaurants. As of December 2023, impairment charges relate to the Company’s investments in Jean-Georges Restaurants, Ssäm Bar, and Tin Building by Jean-Georges unconsolidated ventures. See Note 2 – Investments in Unconsolidated Ventures for additional information.

4.	Other Assets and Liabilities

Other Assets, net

The following table summarizes the significant components of Other assets, net:

	December 31,	December 31,
in thousands	2024	2023
Intangibles	$17,379	$20,534
Security and other deposits	11,116	14,190
Food and beverage and merchandise inventory	1,875	2,718
Prepaid expenses	4,862	1,524
Other	569	146
Other assets, net	$35,801	$39,112

Accounts Payable and Other Liabilities

The following table summarizes the significant components of Accounts payable and other liabilities:

	December 31,	December 31,
in thousands	2024	2023
Deferred income	$3,946	$4,030
Accounts payable and accrued expenses	10,998	4,285
Construction payables	73	12,477
Accrued payroll and other employee liabilities	5,961	4,885
Accrued interest	84	1,000
Tenant and other deposits	682	554
Other	1,367	908
Accounts payable and other liabilities	$23,111	$28,139

5.Intangibles

The following table summarizes the Company’s intangible assets and liabilities:

	As of December 31, 2024			As of December 31, 2023
		Accumulated	Net	Gross	Accumulated	Net
	Gross Asset	(Amortization)/	Carrying	Asset	(Amortization)/	Carrying
in thousands	(Liability)	Accretion	Amount	(Liability)	Accretion	Amount
Intangible Assets:
License agreement with MLB (a)	$24,872	$(9,949)	$14,923	$24,872	$(7,354)	$17,518
Other definite lived intangibles (b)	6,844	(4,388)	2,456	6,844	(3,828)	3,016

Tenant leases:
Below-market	(3,679)	3,679	—	(3,679)	3,403	(276)
Total amortizing intangibles	$28,037	$(10,658)	$17,379	$28,037	$(7,779)	$20,258
(a)	Represents 10-year player development agreement between the Aviators and MLB.
(b)	Includes a franchise relationship and food and beverage contract associated with the Aviators

The tenant below-market lease intangible liabilities resulted from real estate acquisitions. The below-market tenant leases are included in Accounts payable and other liabilities and are amortized over the remaining non-cancelable terms of the respective leases. See Note 4 – Other Assets and Liabilities for additional information regarding Other assets, net and Accounts payable and other liabilities. The Company has no indefinite lived intangible assets.

Net amortization and accretion expense for these intangible assets and liabilities was $2.9 million, $2.8 million, and $2.8 million in 2024, 2023, and 2022, respectively.

Future net amortization and accretion expense is estimated for each of the five succeeding years as shown below:

in thousands	2025	2026	2027	2028	2029
Net amortization and accretion expense	$3,155	$3,155	$2,895	$2,844	$2,844
5.
6.

6.Mortgages Payable, Net

Mortgages payable, net are summarized as follows:

	December 31,	December 31,
in thousands	2024	2023
Fixed-rate debt
Secured mortgages payable	$41,087	$42,990
Variable-rate debt
Secured mortgages payable	61,300	115,000
Unamortized deferred financing costs	(794)	(2,362)
Mortgages payable, net	$101,593	$155,628

As of December 31, 2024, land, buildings and equipment, developments, and other collateral with an aggregate net book value of $240.0 million have been pledged as collateral for the Company’s debt obligations. Secured mortgages payable are without recourse to the Company at December 31, 2024.

Secured Mortgages Payable

The Company’s outstanding mortgages are collateralized by certain of the Company’s real estate assets. The Company’s fixed-rate debt obligation requires semi-annual installments of principal and interest, and the Company’s variable-rate debt requires monthly installments of only interest. As of December 31, 2024, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development.

The following table summarizes the Company’s secured mortgages payable:

	December 31, 2024			December 31, 2023
		Interest			Interest
$in thousands	Principal	Rate	Maturity Date	Principal	Rate	Maturity Date
Fixed rate (a)	$41,087	4.92%	December 15, 2038	$42,990	4.92%	December 15, 2038
Variable rate (b) (c)	61,300	9.49%	July 1, 2029	115,000	9.21%	September 1, 2026
Secured mortgages payable	$102,387			$157,990
(a)	The Company has one fixed-rate debt obligation as of December 31, 2024, and December 31, 2023. The interest rate presented is based upon the coupon rate of the debt.
(b)	The Company has one variable-rate debt obligation as of December 31, 2024, and December 31, 2023. The interest rate presented is based on the applicable reference interest rate as of December 31, 2024, and December 31, 2023.
(c)	The Company has a total return swap with the lender in connection with its variable-rate debt. At December 31, 2024, the assumed rate of the indebtedness associated with our variable-rate debt obligation is based on SOFR + 4.5%, which is the combination of the interest rates on two instruments: (i) the variable-rate debt obligation, pursuant to which the Company is obligated to pay the lender an amount equal to SOFR + 5.0%, and (ii) the total return swap, pursuant to which the Company is entitled to receive 0.5% from the lender. The cash flows from this total return swap does not vary based on any underlying and there is no net settlement, as such, it is not considered to meet the criteria of ASC 815 “Derivatives and Hedging” and determined to not be a derivative.

During the year ended December 31, 2024, the Company’s mortgage activity included a repayment of $1.9 million of our fixed rate debt. In connection with and prior to the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced, with HHH paying down $53.7 million of the outstanding principal balance and SEG refinancing the remaining $61.3 million at an interest rate of SOFR plus a margin of 4.5% and scheduled maturity date of July 1, 2029.

During 2023, the Company’s mortgage activity included refinancings of $100 million, additional draws of $15 million, and repayments of $1.8 million.

On January 1, 2025, the mortgage loan on 250 Water Street was amended to increase the margin from 5% to 7%.  The Company is entitled to receive this 2% increase from the lender by way of the total return swap, resulting in no change in cash flows to the Company. See Note 15 – Subsequent Events for additional information.

Scheduled Maturities

The following table summarizes the contractual obligations relating to the Company’s mortgages payable as of December 31, 2024:

Mortgages payable
principal
thousands	payments
2025	$1,997
2026	2,097
2027	2,201
2028	2,311
2029	63,726
Thereafter	30,055
Total principal payments	102,387
Unamortized deferred financing costs	(794)
Mortgages payable, net	$101,593

7.	Fair Value

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

		December 31, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
in thousands	Hierarchy	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and Restricted cash	Level 1	$167,845	$167,845	$43,845	$43,845
Accounts receivable, net (a)	Level 3	5,246	5,246	13,672	13,672
Liabilities:
Fixed-rate debt (b)	Level 2	41,087	40,032	42,990	38,906
Variable-rate debt (b)	Level 2	$61,300	$61,300	115,000	115,000
(a)	Accounts receivable, net is shown net of an allowance of $2.6 million at December 31, 2024 and $1.4 million at December 31, 2023, respectively. Refer to Note 1 – Summary of Significant Accounting Policies for additional information on the allowance.
(b)	Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash and Accounts receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the SOFR or U.S. Treasury obligation interest rates as of December 31, 2024. Refer to Note 6 – Mortgages Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amount for the Company’s variable-rate debt approximates fair value given that the interest rate is variable and adjusts with current market rates for instruments with similar risks and maturities.

The below table includes non-financial assets that were measured at fair value on a non-recurring basis resulting in the properties and investments being impaired:

		Fair Value Measurements Using
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Total Fair Value	Markets for Identical	Observable Inputs	Inputs
thousands	Measurement (a)	(Level 1)	(Level 2)	(Level 3)
2023
Net investment in real estate	$321,180	$—	$—	$321,180
Investments in unconsolidated ventures	$40,225	$—	$—	$40,225
(a)	The fair value was measured as of the impairment date in the third quarter of 2023 using a discounted cash flow analysis to determine fair value, with capitalization rates ranging from 5.5% to 6.75%, discount rates ranging from 8.5% to 13.3%, and restaurant multiples ranging from 8.3 to 11.8. Refer to Note 3 – Impairment for additional information.

8.	Commitments and Contingencies

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

Operating Leases

The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net, and Operating lease obligations on the Consolidated and Combined Balance Sheets. See Note 11 – Leases for additional information. Contractual rental expense was $6.6 million, $6.7 million and $6.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The amortization of straight‑line rents included in the contractual rent amount was $2.0 million, $2.5 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

9.	Income Taxes

Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates currently in effect. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards.

The following summarizes Income tax (benefit) expense for the years ended December 31:

in thousands	2024	2023		2022
Current	$—	$		$—
Deferred	—		(2,187)	3,469
Total	$—		$(2,187)	$3,469

Reconciliation of the Income tax (benefit) expense if computed at the U.S. federal statutory income tax rate to the Company’s reported Income tax (benefit) expense for the years ended December 31 is as follows:

in thousands	2024	2023	2022
Loss before income taxes	$(152,625)	$(840,252)	$(107,808)
U.S. federal statutory tax rate	21%	21%	21%
Tax (benefit) expense computed at the U.S. federal statutory rate	(32,051)	(176,453)	(22,640)
State income tax (benefit) expense, net of federal income tax	(5,257)	(75,917)	(10,254)
Unbenefited losses	20,159	35,791	36,270
Valuation allowance	(187,982)	213,127	—
Tax basis adjustment from spin off	206,525	-	—
Tax (Benefit) expense from other changes in rates, prior period adjustments and other permanent difference	(1,394)	1,265	93
Income tax (benefit) expense	$(0)	$(2,187)	$3,469
Effective income tax rate	0.0%	0.3%	(3.2)%

The Company generated operating losses in the years presented. The income tax benefit recognized related to this loss was zero for the years ended December 31, 2024, 2023, and 2022, after an assessment of the available positive and negative evidence. Before August 1, 2024 operating results of the Company have historically been included in the consolidated federal and combined state income tax returns of HHH and the resulting tax attributes have been fully utilized by HHH and are no longer available to the Company for future use. As a result, any net operating loss attributes and related valuation allowances are deemed to have been distributed to HHH through net parent investment. Future income tax provisions may be impacted by future changes in the realizability of the hypothetical net operating loss deferred tax asset. The difference between the (benefit) expense at the statutory rate and the income tax provision related to these operating losses is reflected in the table above as “Unbenefited losses”.

Starting on August 1, 2024 the Company will file its own separate return and the Company has considered realizability of deferred tax assets on a standalone basis.  At December 31, 2024, the Company has $29.7 million of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, if any, over an indefinite period. In addition, the Company has $22.6 million of net operating loss carryforwards for New York and New York City income tax purposes, which expire starting in 2045.

Furthermore, it was necessary to assess the positive and negative evidence of the realizability of the US federal and consolidated state net deferred tax asset balance for the years ended  December 31, 2024 and 2023. After such an assessment, it was determined a valuation allowance was required. The difference between the expense (benefit) at the statutory rate and the income tax provision is primarily related to state taxes, the unbenefited federal and state losses, and the valuation allowance recorded against the Company’s deferred tax assets.

The following summarizes tax effects of temporary differences and carryforwards included in the net deferred tax liabilities as of December 31:

in thousands	2024	2023
Deferred tax assets:
Accounts receivable	$447	$408
Accrued expenses	2,634	1,041
Operating lease liabilities	14,348	14,547
Deferred income	645	537
Depreciation, impairments and asset disposals	11,581	210,168
Net operating losses	8,969	-
Total deferred tax assets	38,624	226,701
Valuation allowance	(25,145)	(213,127)
Total net deferred tax assets	$13,479	$13,574

Deferred tax liabilities:
Prepaid other	(947)	(286)
Operating lease right of use assets	(12,532)	(13,288)
Total deferred tax liabilities	$(13,479)	$(13,574)
Total net deferred tax liabilities	$—	$—

The Company has historically been included in the income tax returns filed by HHH; that is no longer the case and it now files its own separate company return beginning August 1, 2024. Generally, the Company is currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2021 through 2024. In the Company’s opinion, it has made adequate tax provisions for years subject to examination. The final determination of tax examinations and any related litigation could be different from what was reported on the returns, however, the Company would not be liable for any incremental taxes payable, interest or penalties, which remain the obligation of HHH.

The Company applies the generally accepted accounting principle related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues.

The Company recognizes and reports interest and penalties related to unrecognized tax benefits, if applicable, within the provision for income tax expense. The Company had no unrecognized tax benefits for the years ended December 31, 2024, 2023, or 2022, and therefore did not recognize any interest expense or penalties on unrecognized tax benefits.

10.	Revenues

Revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following presents the Company’s revenues disaggregated by revenue source:

	Year Ended December 31,
in thousands	2024	2023	2022
Revenues from contracts with customers
Recognized at a point in time or over time
Sponsorships, events, and entertainment revenue	$56,153	$60,623	$55,724
Other revenue (a)	92	8	947
Total	56,245	60,631	56,671

Recognized at a point in time
Hospitality revenue	29,528	32,951	42,565

Rental and lease-related revenues
Rental revenue	25,363	22,096	19,810
Total revenues	$111,136	$115,678	$119,046

(a) Other revenue in 2022 primarily relates to parking revenue at 250 Water Street prior to the start of initial foundation and voluntary site remediation work in the second quarter of 2022.

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to deferred Aviators and Seaport concert series ticket sales and sponsorship revenues. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

Contract
in thousands	Liabilities

Balance at December 31, 2021	$6,127
Consideration earned during the period	(41,664)
Consideration received during the period	40,277
Balance at December 31, 2022	$4,740

Balance at December 31, 2022	$4,740
Consideration earned during the period	(42,195)
Consideration received during the period	41,162
Balance at December 31, 2023	$3,707

Balance at December 31, 2023	$3,707
Consideration earned during the period	(43,839)
Consideration received during the period	44,078
Balance at December 31, 2024	$3,946

Remaining Unsatisfied Performance Obligation

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of the 2025 Aviators baseball season and 2025 concert series, as well as performance under various sponsorship agreements. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations from contracts with customers as of December 31, 2024, is $16.4 million. The Company expects to recognize this amount as revenue over the following periods:

	Less than 1		3 years and
in thousands	year	1-2 years	thereafter	Total
Total remaining unsatisfied performance obligations	$8,019	$2,890	$5,474	$16,383

The Company’s remaining performance obligations are adjusted to reflect any known contract cancellations, revisions to customer agreements, and deferrals, as appropriate.

During the year ended December 31, 2024, no customers accounted for greater than 10% of the Company’s revenue.

For the year ended December 31, 2023, revenue from one customer accounted for approximately 10.1% of the Company’s total revenue, respectively, through a related-party transaction. See Note 14 – Related-Party Transactions for additional information. For the year ended December 31, 2022, no customers accounted for greater than 10% of the Company’s revenue.

11.	Leases

Lessee Arrangements

The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net, and Operating lease obligations on the Consolidated and Combined Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases. The Company elected the practical expedient to not separate lease components from non-lease components of its lease agreements for all classes of underlying assets. Certain of the Company’s lease agreements include non-lease components such as fixed common area maintenance charges. The Company applies Leases (Topic 842) to the single combined lease component.

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

The Company’s leased assets and liabilities are as follows:

	December 31,	December 31,
in thousands	2024	2023
Assets
Operating lease right-of-use assets, net	$38,682	$40,884
Liabilities
Operating lease obligations	$47,470	$48,153

The components of lease expense are as follows:

	Year Ended December 31,
in thousands	2024	2023	2022
Operating lease cost	$6,126	$6,189	$6,043
Variable lease cost	478	478	452
Total lease cost	$6,604	$6,667	$6,495

Future minimum lease payments as of December 31, 2024, are as follows:

in thousands	Operating Leases
2025	$4,386
2026	3,427
2027	2,760
2028	2,819
2029	2,880
Thereafter	222,847
Total lease payments	239,119
Less: imputed interest	(191,649)
Present value of lease liabilities	$47,470

Other information related to the Company’s lessee agreements is as follows:

Supplemental Combined Statements of Cash Flows Information	Year ended December 31,
in thousands	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$4,327	$4,266	$4,320

	Year Ended December 31,
Other Information	2024	2023
Weighted-average remaining lease term (years)
Operating leases	45.5	45.3
Weighted-average discount rate
Operating leases	7.8%	7.8%

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

	Year Ended December 31,
in thousands	2024	2023	2022
Total minimum rent revenues	$21,289	$17,325	$11,275

Total future minimum rents associated with operating leases are as follows as of December 31, 2024:

Total Minimum
in thousands	Rent
2025	$21,859
2026	19,477
2027	19,603
2028	19,701
2029	19,373
Thereafter	86,850
Total	$186,863

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues reported on the Consolidated and Combined Statements of Operations also include amortization related to above and below‑market tenant leases on acquired properties.

12.	Equity

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

The Plan was approved prior to the Separation by HHH, at the time the Company’s sole stockholder, and is administered by the compensation committee of the board of directors (the “Committee”). The Plan authorizes the Committee to grant stock-based compensation awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards, to eligible participants. The Committee has the full power to interpret and administer the Plan and award agreements, subject to the limitations set forth in the Plan. A total of 6.8 million shares of Class A common stock were initially reserved for issuance under the Plan. At December 31, 2024, approximately 5.9 million shares remained available to be issued.

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

A summary of the activity related to the Company’s restricted stock and restricted stock unit awards are as follows:

		Weighted-Average
	Shares/Units	Grant Fair Value
Unvested at August 1, 2024	$—	$—
Granted	426,980	27.24
Vested	(39,407)	28.27
Forfeited	(8,158)	26.47
Unvested at December 31, 2024	$379,415	$27.14

Restricted stock and restricted stock unit awards issued during the year ended December 31, 2024 were valued at $11.6 million and the weighted average per share or unit value was $27.24. At December 31, 2024, unrecognized share-based compensation costs for restricted stock and restricted stock unit awards was $8.9 million which is expected to be recognized over a weighted average period of 2.8 years.

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

The weighted average fair value of non-qualified stock options and the related assumptions used in the Black Scholes model to calculate grant date fair value of the awards are as follows:

December 31, 2024
Weighted-average fair value	$14.46
Dividend yield	0%
Expected volatility of stock	55% to 58%
Risk-free interest rate	3.9% to 4.0%
Expected option life (in years)	6.5 to 7.5
Weighted-average exercise price per share	$35.93

A summary of the activity related to the Company’s non-qualified stock options is as follows:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Life (years)	Value (in thousands)
Outstanding at August 1, 2024	—	$—	—	$—
Granted	478,419	35.93	9.33	489
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2024	478,419	$35.93	9.33	$489
Exercisable	14,964	119.60	1.41	—

Non-qualified stock option awards issued during the year ended December 31, 2024 were valued at $6.9 million. At December 31, 2024, unrecognized share-based compensation costs for non-qualified stock option awards was $6.3 million which is expected to be recognized over a weighted average period of 4.6 years.

Stock-based compensation expense for restricted stock, restricted stock units and non-qualified stock options is generally recognized straight-line over the vesting term of the award, which typically provides for graded or cliff vesting subject to continued employment with the Company. Stock-based compensation is classified in the same financial statement line items as cash compensation. The following table presents the location of stock-based compensation expense on the Consolidated and Combined Statements of Operations (amounts in thousands):

	Year Ended December 31,
in thousands	2024	2023	2022
Expenses
Sponsorships, events, and entertainment costs	$647	$528	$350
Hospitality costs	100	130	19
Operating costs	(504)	837	500
General and administrative	3,095	—	—
Total stock-based compensation expense	$3,338	$1,495	$869

Earnings Per Share

Earnings per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Stock-based payment awards are included in the calculation of diluted income using the treasury stock method if dilutive.

On the date of Separation, immediately prior to the Separation, there were 5,521,884 shares that were issued and outstanding. This share amount is being utilized for the calculation of basic earnings (loss) per share for 2023 and 2022 because the Company was not a standalone public company prior to the date of Separation and there was no stock trading information available to calculate earnings (loss) per share. In addition, for 2023 and 2022, the computation of diluted earnings per share equals the basic earnings (loss) per share calculation since there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260 and since common stock equivalents were antidilutive due to losses from operations.

For the years ended December 31, 2024, 2023 and 2022, earnings (loss) per share is computed as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
in thousands, except per share data	2024	2023	2022
Numerator - Basic
Net loss	$(152,625)	$(838,065)	$(111,277)
Preferred distributions to noncontrolling interest in subsidiary	(587)	—	—
Net loss attributable to common stockholders - basic and diluted	$(153,212)	$(838,065)	$(111,277)

Denominator
Weighted average shares outstanding - basic	9,108	5,522	5,522
Effect of dilutive securities	—	—	—
Weighted average shares outstanding - diluted	9,108	5,522	5,522

Earnings (loss) per share - basic and dilutive	$(16.82)	$(151.77)	$(20.15)

The calculation of diluted earnings per share excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive.

	Year Ended December 31,
	2024	2023	2022
Shares issuable upon exercise of restricted stock and restricted stock units	209,790	35,101	35,101
Shares issuable upon exercise of stock options	16,437	8,501	8,501

Noncontrolling Interest in Subsidiary

On July 31, 2024, a subsidiary of HHH that became our subsidiary in connection with the Separation, issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million. The Series A Preferred Stock ranks senior to the Company’s interest in our subsidiary with respect to dividend rights and rights upon liquidation, dissolution and other considerations. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock is not redeemable by the Company prior to July 11, 2029 except under limited circumstances intended to preserve certain tax benefits for HHH. Upon consolidation, the $10.0 million issued and outstanding preferred share interest is presented net of $0.1 million of equity issuance costs as Noncontrolling interest in subsidiary on our Consolidated Balance Sheet as of December 31, 2024 and the related dividends are reflected as Preferred share distributions in our Consolidated and Combined Statements of Operations during the year ended December 31, 2024.

13.	Segments

The Company has three business segments that offer different products and services. The Company’s three segments are managed separately as each requires different operating strategies or management expertise. Our CODM is our Chief Executive Officer. Our CODM uses Adjusted EBITDA to assess operating results for each of the Company’s business segments and to determine how to allocate resources to each of the Company’s business segments. The Company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, equity in earnings (losses) from unconsolidated ventures, general and administrative expenses, and other expenses. The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur.

All operations are within the United States. The Company’s reportable segments are as follows:

●	Landlord Operations – consists of the Company’s rental operations associated with over 478,000 square feet of properties situated in three primary locations at the Seaport in New York, New York: Pier 17, Historic Area/Uplands, and Tin Building, as well as the 250 Water Street development.
●	Hospitality – consists of restaurant and retail businesses in the Historic District and Pier 17 that are owned, either wholly or through joint ventures, and operated by the Company or through license and management agreements, and also includes the equity interest in Jean-Georges Restaurants.
●	Sponsorships, Events, and Entertainment – consists of baseball operations of the Aviators and Las Vegas Ballpark along with sponsorships, events, and other revenue generated at the Seaport in New York, New York.

Segment operating results are as follows:

			Sponsorships,
	Landlord		Events, and
in thousands	Operations	Hospitality	Entertainment	Total
Year ended December 31, 2024
Total revenues	$25,455	$29,528	$56,153	$111,136
Operating costs	(34,254)	(3,824)	(6,351)	(44,429)
Sponsorships, Events, and Entertainment Costs	—	—	(43,757)	(43,757)
Hospitality Costs	—	(31,002)	—	(31,002)
Provision for doubtful accounts	(26)	(140)	(2,197)	(2,363)
Total operating expenses	(34,280)	(34,966)	(52,305)	(121,551)
Other income (loss), net	2,065	4,496	168	6,729
Total segment expenses	(32,215)	(30,470)	(52,137)	(114,822)
Segment Adjusted EBITDA	(6,760)	(942)	4,016	(3,686)
Depreciation and amortization				(34,785)
Interest expense, net				(6,751)
Equity in losses from unconsolidated ventures				(42,571)
Provision for impairment				—
Loss on early extinguishment of debt				(1,563)
Corporate expenses and other items				(63,269)
Loss before income taxes				(152,625)
Income tax benefit (expense)				—
Net loss				$(152,625)

Year ended December 31, 2023
Total revenues	$22,104	$32,951	$60,623	$115,678
Operating costs	(31,543)	(4,224)	(5,452)	(41,219)
Sponsorships, Events, and Entertainment Costs	—	—	(47,466)	(47,466)
Hospitality Costs	—	(31,432)	—	(31,432)
Provision for doubtful accounts	(80)	(42)	(337)	(459)
Total operating expenses	(31,623)	(35,698)	(53,255)	(120,576)
Other income (loss), net	8	31	(6)	33
Total segment expenses	(31,615)	(35,667)	(53,261)	(120,543)
Segment Adjusted EBITDA	(9,511)	(2,716)	7,362	(4,865)
Depreciation and amortization				(48,432)
Interest expense, net				(3,166)
Equity in losses from unconsolidated ventures				(80,633)
Provision for impairment				(672,492)
Loss on early extinguishment of debt				(47)
Corporate expenses and other items				(30,617)
Loss before income taxes				(840,252)
Income tax benefit (expense)				2,187
Net loss				$(838,065)

Year ended December 31, 2022
Total revenues	$20,742	$42,580	$55,724	$119,046
Operating costs	(34,087)	(4,893)	(5,068)	(44,048)
Sponsorships, Events, and Entertainment Costs	—	—	(38,764)	(38,764)
Hospitality Costs	—	(38,037)	—	(38,037)
Provision for doubtful accounts	(1,091)	(164)	(157)	(1,412)
Total operating expenses	(35,178)	(43,094)	(43,989)	(122,261)
Other income (loss), net	458	18	459	935
Total segment expenses	(34,720)	(43,076)	(43,530)	(121,326)
Segment Adjusted EBITDA	(13,978)	(496)	12,194	(2,280)
Depreciation and amortization				(47,356)
Interest expense, net				(4,013)
Equity in losses from unconsolidated ventures				(37,124)
Provision for impairment				—
Loss on early extinguishment of debt				—
Corporate expenses and other items				(17,035)
Loss before income taxes				(107,808)
Income tax benefit (expense)				(3,469)
Net loss				$(111,277)

The following represents assets by segment and the reconciliation of total segment assets to Total assets in the Combined Balance Sheets as of:

	December 31,	December 31,
in thousands	2024	2023
Landlord Operations	$397,584	$411,871
Hospitality	54,020	64,816
Sponsorships, Events, and Entertainment	125,207	135,121
Total segment assets	576,811	611,808
Corporate	166,745	5,005
Total assets (a)	$743,556	$616,813
(a)	In 2023, the Company recorded a $709.5 million impairment charge related to the Seaport properties in the Landlord Operations segment and investments in the Hospitality segment. Refer to Note 3 – Impairment for additional information.

The Company made investments in unconsolidated ventures in the Hospitality segment of $34.1 million and $45.5 million during the years ended December 31, 2024 and 2023, respectively.

The following represents capital expenditures by segment for the years ended December 31:

in thousands	2024	2023
Landlord Operations	$59,285	$63,016
Hospitality	278	3,302
Sponsorships, Events, and Entertainment	1,014	1,340
Corporate	1,049	—

14.	Related-Party Transactions

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

	Year Ended December 31,
in thousands	2024	2023	2022
Net transfers from Parent as reflected in the Combined Statements of Cash Flows	$169,454	$125,277	$239,617
Non-cash stock compensation expense	250	1,495	869
Net transfers from Parent as reflected in the Combined Statements of Equity	$169,704	$126,772	$240,486

Corporate Overhead and Other Allocations

Prior to the Separation, HHH provided the Company certain services, including (1) certain support functions that were provided on a centralized basis within HHH, including, but not limited to executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Consolidated and Combined Financial Statements reflect an allocation of these costs. When specific identification or a direct attribution of costs based on time incurred for the Company’s benefit is not practicable, a proportional cost method is used, primarily based on revenue, headcount, payroll costs or other applicable measures.

The allocation of expenses, net of amounts capitalized, from HHH to the Company were reflected as follows in the Consolidated and Combined Statements of Operations:

	Year Ended December 31,
in thousands	2024	2023	2022
Operating costs	$558	$698	$358
General and administrative	12,226	13,234	9,668
Other income, net	(19)	(35)	(53)
Total	$12,765	$13,897	$9,973

Allocated expenses recorded in operating costs, general and administrative expenses, and other income, net in the table above primarily include the allocation of employee benefits and compensation costs, including stock compensation expense, as well as overhead and other costs for shared support functions provided by HHH on a centralized basis prior to the Separation. Operating costs as provided in the table above include immaterial expenses recorded to hospitality costs and sponsorships, events, and entertainment costs with the remainder recorded to operating costs. During the year ended December 31, 2024, the Company capitalized costs of $0.3 million and $0.2 million that were incurred by HHH for the Company’s benefit in Developments and Buildings and equipment, respectively. During the year ended December 31, 2023, the Company capitalized costs of $2.0 million and $0.6 million that were incurred by HHH for the Company’s benefit in Developments and Building and equipment, respectively. During the year ended December 31, 2022, the Company capitalized costs of $4.9 million and $0.2 million that were incurred by HHH for the Company’s benefit in Developments and Building and equipment, respectively.

The financial information herein may not necessarily reflect the consolidated and combined financial position, results of operations, and cash flows of the Company in the future or what they would have been had the Company been a separate, standalone entity during the period from January 1, 2024 to July 31, 2024 and for the years ended December 31, 2023 and 2022. Management believes that the methods used to allocate expenses to the Company are reasonable; however, the allocations may not be indicative of actual expenses that would have been incurred had the Company operated as an independent, publicly traded company prior to the date of Separation. Actual costs that the Company may have incurred had it been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by the Company employees and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Unless otherwise stated, these intercompany transactions between the Company and HHH have been included in these Consolidated and Combined Financial Statements and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity and in the Consolidated and Combined Balance Sheets as an adjustment to additional paid-in capital as of December 31, 2024 and net parent investment as of December 31, 2023 and 2022.

Stock Compensation

Prior to the Separation, the Company’s employees participated in HHH’s stock-compensation plan and the Company is allocated a portion of stock compensation expense based on the services provided to the Company. The non-cash stock compensation expense (income) for employee services directly attributable to the Company totaled $0.3 million, $1.5 million and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included within general and administrative expenses in the Consolidated and Combined Statements of Operations and included in the table above. These expenses are presented net of $0.4 million, $1.3 million and $3.0 million capitalized to development projects during the years ended December 31, 2024, 2023 and 2022, respectively. Employee benefits and compensation expense, including stock-based compensation expense, related to the HHH employees who provided shared services to the Company prior to the Separation have also been allocated to the Company and is recorded in general and administrative expenses in the Consolidated and Combined Statements of Operations and included in the table above.

Related-party Management Fees and Transition Services

Prior to the Separation, HHH provided management services to the Company for managing its real estate assets and the Company reimbursed HHH for expenses incurred and paid HHH a management fee for services provided. The amounts outstanding pursuant to the management fee agreement between the Company and HHH were cash settled each month and are reflected in the Consolidated and Combined Balance Sheets as related-party payables to the extent unpaid as of each balance sheet date. During the years ended December 31, 2024, 2023 and 2022, the Consolidated and Combined Balance Sheets reflects immaterial outstanding payables due to HHH with respect to the landlord management fees. These landlord management fees amounted to $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2024, 2023, 2022 respectively.

In connection with the Separation, the Company entered into a transition services agreement with HHH that provides for the performance of certain services by HHH for our benefit for a period of time after the Separation. During the year ended December 31, 2024, the Company recorded expenses of $0.3 million related to this transition services agreement with HHH within general and administrative expenses.

In connection with and prior to the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced. Pursuant to the terms of the refinanced loan, we entered into a total return swap with the lender. See Note 6 – Mortgages Payable, Net for additional information. Our obligations under such total return swap are in turn supported by a guaranty provided by a subsidiary of HHH.  In consideration of providing such guarantee, the Company entered into an Indemnity Fee Agreement with HHH and pays an annual guaranty fee equal to 2.0% of the $61.3 million refinanced debt balance.   The Company capitalized $0.5 million of such fees to Net investment in real estate for the year ended December 31, 2024.

As discussed in Note 2 – Investments in Unconsolidated Ventures, CCMC, a wholly owned subsidiary of Jean-Georges Restaurants, which is a related party of the Company, also provides management services for certain of the Company’s retail and food and beverage businesses, either wholly owned or through partnerships with third parties. The Company’s businesses managed by CCMC include, but are not limited to, locations such as The Tin Building by Jean-Georges, The Fulton, and Malibu Farm. Pursuant to the various management agreements, CCMC is responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as the day-to-day operations and accounting for the food and beverage operations. As of December 31, 2024 and 2023, the Consolidated and Combined Balance Sheets reflect receivables for funds provided to CCMC to fund operations of $0.1 million and $1.2 million, respectively and accounts payable of $0.5 million and $0.2 million, respectively due to CCMC with respect to reimbursable expenses to be funded by the Company. The Company’s related-party management fees due to CCMC amounted to $2.3 million, $2.2 million and $2.3 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Related-party Rental Revenue

The Company owns the real estate assets that are leased by Lawn Club and the Tin Building by Jean-Georges. As discussed in Note 2 – Investments in Unconsolidated Ventures, the Company owns a noncontrolling interest in these ventures and accounts for its interests in accordance with the equity method.

As of December 31, 2024 and 2023, the Consolidated and Combined Balance Sheets reflect accounts receivable of $0.2 million and $0.1 million, respectively, due from these ventures generated by rental revenue earned by the Company.

During the years ended December 31, 2024, 2023 and 2022, the Consolidated and Combined Income Statements reflect rental revenue associated with these related parties of $13.0 million, $12.0 million and $5.7 million, respectively. This is primarily comprised of $12.1 million, $11.6 million and $5.0 million from the Tin Building by Jean-Georges during the years ended December 31, 2024, 2023 and 2022, respectively.

Related-party Other Receivables

As of December 31, 2024 and 2023, the Consolidated and Combined Balance Sheets include a $0.0 million, and $3.1 million receivable related to development costs incurred by the Company, which will be reimbursed by the Lawn Club venture.

15.	Subsequent Events

CCMC Services Agreement

Effective as of January 1, 2025, Seaport Entertainment Management, LLC (“SEM”), a wholly owned indirect subsidiary of the Company, entered into a services agreement (the “Services Agreement”) with Creative Culinary Management Company LLC and the Company. CCMC is a wholly-owned subsidiary of JG Restaurant Group LLC, which is a wholly-owned subsidiary of Jean-Georges Restaurants. CCMC provides services for certain retail and food beverage businesses that the Company or its affiliates own at the Seaport, either wholly or through partnerships with third parties (the “Management Agreement Services”).

Effective January 1, 2025, we, through SEM, became the employer of certain employees that previously provided the Management Agreement Services through CCMC. Pursuant to the Services Agreement, we will provide services to CCMC in order for CCMC to perform the Management Agreement Services. The term of the Services Agreement will continue until the earlier of (i) the date on which we acquire 100% of the equity interests of CCMC (the “Acquisition Date”) and (ii) the expiration or termination of all of the management agreements referred to in the Services Agreement. In the event that the Acquisition Date has not occurred by June 30, 2025, CCMC or SEM (or its respective affiliate that is a party to that management agreement) shall then have the right to terminate the management agreements.

During the term, we will perform and provide the services to and for the benefit of CCMC in exchange for the following consideration: we will charge CCMC for the services at a rate equal to $1.00 per month. Further, during the term, (i) CCMC will have no further obligations nor liabilities pursuant to the management agreements to provide any Management Agreement Services to SEG, and (ii) we will continue to pay CCMC any and all fees or other consideration required under the management agreements.

As of December 31, 2024, the Tin Building by Jean-Georges was classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. As of January 1, 2025, in conjunction with the execution of the Services Agreement, the Company, through employing the personnel who perform the Management Agreement Services and directing the operating, budgeting, and planning activities that most significantly impact the VIE’s economic performance, became the primary beneficiary of the VIE and will consolidate the Tin Building by Jean-Georges as of January 1, 2025.

The Company is still assessing the accounting impact of the Services Agreement on other joint ventures historically managed by CCMC, including the Lawn Club.

Amended 250 Water Street Mortgage

On January 1, 2025, the Company amended its mortgage agreement on 250 Water Street whereby the stated margin rate increased from 5% to 7%.  The Company has a total return swap with the lender in connection with this debt and the assumed rate of the indebtedness associated with this debt obligation is based on SOFR + 4.5%, which is the combination of the interest rates on two instruments: (i) the variable-rate debt obligation, pursuant to which the Company is obligated to pay the lender an amount equal to SOFR + 7.0%, and (ii) the total return swap, pursuant to which the Company is entitled to receive 2.5% from the lender. The amendment does not change any material terms of the agreement, and the net effective rate of indebtedness remains the same. As a result, the amendment does not result in any change in cash flows to the Company.

Leasing

In January 2025, the Company entered into a long term lease agreement with immersive entertainment and experience creator, Meow Wolf, for approximately 74,000 square feet in Pier 17.  The initial lease term is 20 years with additional extension options.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

						Costs Capitalized Subsequent		Gross Amounts at Which Carried at
				Initial Cost (b)		to Acquisition (c)		Close of Period (d)
Name of Center					Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date Acquired
thousands	Location	Center Type	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (e)	Construction	/ Completed
Seaport
Historic District Area / Uplands	New York, NY	Retail	$—	$—	$7,884	$—	$78,646	$—	$86,530	$86,530	$(36,631)	2013	2016
Pier 17	New York, NY	Retail	—	—	468,476	—	(241,638)	—	226,838	226,838	(107,450)	2013	2018
85 South Street	New York, NY	Multi-family	—	15,913	8,137	(11,734)	(1,873)	4,179	6,264	10,443	(4,501)		2014
Tin Building	New York, NY	Retail	—	—	198,984	—	(134,798)	—	64,186	64,186	(18,032)	2017	2022
250 Water Street	New York, NY	Development	61,300	—	179,471	—	(36,261)	—	143,210	143,210	—		2018
Summerlin
Aviators / Las Vegas Ballpark	Las Vegas, NV	Other	41,087	5,318	124,391	—	3,092	5,318	127,483	132,801	(36,043)	2018	2019
Total excluding Corporate and Deferred financing costs			102,387	21,231	987,343	(11,734)	(332,832)	9,497	654,511	664,008	(202,657)
Corporate (f)	Various		—	—	14,054	—	563		14,617	14,617	(12,827)
Deferred financing costs	N/A		(794)	—	—	—	—	—	—	—	—
		Total	$101,593	$21,231	$1,001,397	$(11,734)	$(332,269)	$9,497	$669,128	$678,625	$(215,484)
(a)	Refer to Note 6 – Mortgages Payable, Net in the Notes to Consolidated and Combined Financial Statements included in this Annual Report for additional information.
(b)	Initial cost for projects undergoing development or redevelopment is cost through the end of first complete calendar year subsequent to the asset being placed in service.
(c)	For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write-offs and impairment.
(d)	The aggregate cost of land, building and improvements for federal income tax purposes is approximately $463.0 million.
(e)	Depreciation is based upon the useful lives in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated and Combined Financial Statements included in this Annual report.
(f)	Costs related to leasehold improvements related to Seaport office lease.

Reconciliation of Real Estate
thousands	2024	2023	2022
Balance as of January 1	$640,670	$1,254,496	$1,175,122
Additions	57,021	66,382	85,511
Dispositions and write-offs	(17,746)	(4,697)	(5,146)
Impairments	(1,320)	(672,492)	—
Contributions to unconsolidated ventures	—	(3,019)	(991)
Balance as of December 31	$678,625	$640,670	$1,254,496

Reconciliation of Accumulated Depreciation
thousands	2024	2023	2022
Balance as of January 1	$203,208	$161,637	$120,790
Depreciation Expense	21,962	45,030	43,985
Dispositions and Write-offs	(9,686)	(3,459)	(3,138)
Balance as of December 31	$215,484	$203,208	$161,637

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and the principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Exchange Act Rule 13a-15(b), the Company, under the supervision of and with the participation of management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as a result of the transition period established by SEC rules for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plan Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted an insider trading compliance policy and procedures that govern the purchase, sale and/or other dispositions of our securities by officers, directors, contractors, consultants and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the listing requirements of the NYSE American. A copy of our insider trading compliance policy is filed as Exhibit 19.1 to this Annual Report.

The other information required by Item 10 will be set forth in the Company’s definitive proxy statement for its 2025 annual stockholders meeting to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	The consolidated and combined financial statements are set forth in Item 8 of this Annual Report.
(2)	The following financial statement schedule should be read in conjunction with the consolidated and combined financial statements included in Item 8 of this Annual Report:

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2024

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated and combined financial statements or notes thereto.

(b)	The exhibits required by Item 601 of Regulation S-K are listed on the Exhibit Index preceding the signature page and are filed as part of, or hereby incorporated by reference into, this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit No.	Description
2.1	Separation Agreement, dated July 31, 2024, between the Company and Howard Hughes Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on August 1, 2024)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on August 1, 2024)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on August 1, 2024)

4.1*	Description of Seaport Entertainment Group Inc.’s Securities

4.2

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

10.4

Form Indemnification Agreement between the Company and individual directors and officers (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Form 10 filed by the Company on July 19, 2024)

10.5

Second Amended and Restated Limited Liability Company Agreement of JG Restaurant Holdco LLC, dated March 1, 2022 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.6

First Amendment to Second Amended and Restated Limited Liability Company Agreement of JG Restaurant HoldCo LLC, dated July 31, 2024, by and among JG Restaurant HoldCo LLC, Seaport District NYC, Inc., JG TopCo LLC and Jean-Georges Vongerichten (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company on August 1, 2024)

10.7

Second Amended and Restated Limited Liability Company Agreement of Fulton Seafood Market, LLC, dated August 11, 2022 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.8

Market Hall Management Agreement, dated July 1, 2020, by and between Fulton Seafood Market, LLC and Creative Culinary Management Company LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.9

First Amendment to Market Hall Management Agreement, dated August 11, 2022, by and between Fulton Seafood Market, LLC and Creative Culinary Management Company LLC (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.10*	Services Agreement, dated January 1, 2025, by and between Seaport Entertainment Management, LLC and Creative Culinary Management Company LLC

10.11

Amended and Restated Agreement of Lease, dated June 27, 2013, by and between the City of New York (as successor in interest to the South Street Seaport Corporation) and South Street Seaport Limited Partnership (as successor in interest to Seaport Marketplace, Inc.) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.12

First Amendment to Amended and Restated Agreement of Lease, dated January 11, 2017, by and between the City of New York (as successor in interest to the South Street Seaport Corporation) and South Street Seaport Limited Partnership (as successor in interest to Seaport Marketplace, Inc.) (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.13

Second Amendment to Amended and Restated Agreement of Lease, dated October 3, 2017, by and between the City of New York (as successor in interest to the South Street Seaport Corporation) and South Street Seaport Limited Partnership (as successor in interest to Seaport Marketplace, Inc.) (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.14

Third Amendment to Amended and Restated Agreement of Lease, dated October 2020, by and between the City of New York (as successor in interest to the South Street Seaport Corporation) and South Street Seaport Limited Partnership (as successor in interest to Seaport Marketplace, Inc.) (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.15

Fourth Amendment to Amended and Restated Agreement of Lease, dated December 29, 2021, by and between the City of New York (as successor in interest to the South Street Seaport Corporation) and South Street Seaport Limited Partnership (as successor in interest to Seaport Marketplace, Inc.) (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.16

Term Loan Agreement, dated September 7, 2023, by and between 250 Seaport District, LLC and Mizuho Capital Markets LLC (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.17

Amendment to Loan Documents Agreement, dated July 31, 2024, by and among the Company, 250 Seaport District LLC, TWL-Bridgeland Holding Company, LLC and Mizuho Capital Markets LLC (incorporated by reference to Exhibit 10.7 to the Form 8-K filed by the Company on August 1, 2024)

10.18*	Second Amendment to Loan Documents Agreement, dated January 1, 2025, by and among the Company, 250 Seaport District LLC, TWL-Bridgeland Holding Company, LLC and Mizuho Capital Markets LLC

10.19

Interest and Expenses Guaranty, dated July 31, 2024, by the Company for the benefit of Mizuho Capital Markets LLC (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Form S-1 filed by the Company on August 6, 2024)

10.20

Note Purchase Agreement, dated July 20, 2018, by and between Clark County Las Vegas Stadium, LLC and Computershare Trust Company National Association (as Trustee under that certain LVCVA (Las Vegas, NV) Receivables-Backed Pass Through Trust Agreement and Declaration of Trust) (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.21

Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, from Clark County Las Vegas Stadium, LLC to First American Title Insurance Company for the benefit of Wells Fargo Trust Company, National Association dated July 20, 2018 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.22*	Note Amendment After Construction Completion, dated February 1, 2021, by and between Clark County Las Vegas Stadium, LLC and Wells Fargo Trust Company, National Association, as Trustee

10.23

Omnibus Amendment, dated July 31, 2024, by and between Clark County Las Vegas Stadium, LLC and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.8 to the Form 8-K filed by the Company on August 1, 2024)

10.24

Indemnity and Guaranty Agreement, dated July 31, 2024, by and between the Company and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.9 to the Form 8-K filed by the Company on August 1, 2024)

10.25

Naming Rights and Marketing Agreement, dated July 20, 2018, by and between Las Vegas Convention and Visitors Authority and Clark County Las Vegas Stadium LLC (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.26+

Employment Agreement, dated September 29, 2023, by and between Howard Hughes Holdings Inc. and Anton Nikodemus (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.27+

Amendment to Employment Agreement, dated August 1, 2024, by and between the Company and Anton Nikodemus (incorporated by reference to Exhibit 10.10 to the Form 8-K filed by the Company on August 1, 2024)

10.28+

Employment Agreement, dated February 2, 2024, by and between Howard Hughes Holdings Inc. and Matthew Partridge (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.29+

Amendment to Employment Agreement, dated August 1, 2024, by and between the Company and Matthew Partridge (incorporated by reference to Exhibit 10.11 to the Form 8-K filed by the Company on August 1, 2024)

10.30+

Employment Agreement, dated May 1, 2024, by and between Howard Hughes Holdings Inc. and Lucy Fato (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.31+	Amendment to Employment Agreement, dated August 1, 2024, by and between the Company and Lucy Fato (incorporated by reference to Exhibit 10.12 to the Form 8-K filed by the Company on August 1, 2024)

10.32+	Seaport Entertainment Group Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Form 10 filed by Seaport Entertainment Group Inc. on July 19, 2024)

10.33+	Form of Stock Option Agreement under the Seaport Entertainment Group Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Form 8-K filed by the Company on August 1, 2024)

10.34+

Form of Restricted Stock Unit Agreement under the Seaport Entertainment Group Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Form 8-K filed by the Company on August 1, 2024)

10.35+	Seaport Entertainment Group Inc. Independent Director Compensation Program (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2024)

19.1*	Seaport Entertainment Group Inc. Insider Trading Compliance Policy and Procedures

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, independent registered public accounting firm

23.2*	Consent of KPMG LLP, independent registered public accounting firm

31.1*

Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Seaport Entertainment Group Inc. Clawback Policy

99.1*	Audited Financial Statements of Fulton Seafood Market, LLC for The Years Ended December 31, 2024 and December 31, 2023

99.2*	Audited Financial Statements of Fulton Seafood Market, LLC for The Years Ended December 31, 2023 and January 1, 2023

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 to this Annual Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

+     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2025

SEAPORT ENTERTAINMENT GROUP INC.

By:	/s/ Matthew M. Partridge
Name:	Matthew M. Partridge
Title:	Executive Vice President, Chief Financial Officer, Treasurer
(Principal Financial Officer)

By:	/s/ Lenah J. Elaiwat
Name:	Lenah J. Elaiwat
Title:	Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anton D. Nikodemus	Chief Executive Officer, President and Chairman of the Board	March 10, 2025
Anton D. Nikodemus	(Principal Executive Officer)

/s/ Matthew M. Partridge	Chief Financial Officer, Executive Vice President and Treasurer	March 10, 2025
Matthew M. Partridge	(Principal Financial Officer)

/s/ Lenah J. Elaiwat	Chief Accounting Officer	March 10, 2025
Lenah J. Elaiwat	(Principal Accounting Officer)

/s/ Michael A. Crawford	Lead Independent Director	March 10, 2025
Michael A. Crawford

/s/ Monica S. Digilio	Director	March 10, 2025
Monica S. Digilio

/s/ David Z. Hirsh	Director	March 10, 2025
David Z. Hirsh

/s/ Anthony F. Massaro	Director	March 10, 2025
Anthony F. Massaro