Form 10-Q
period 2025-03-31
Seaport Entertainment Group Inc.
filed 2025-05-12
CIK 2009684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 8, 2025, there were 12,694,631 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including, without limitation, those related to our future operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements and may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “would” or the negative of these terms and other statements of similar expression. These forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report.

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

Some of the risks, uncertainties and other important factors that may affect future results or cause actual results to differ materially from those expressed or implied by forward-looking statements include:

●	risks related to our separation from, and relationship with, HHH;
●	macroeconomic conditions, such as volatility in the capital markets, inflation, elevated interest rates and a prolonged recession or downturn in the national economy, any of which could impact us, our tenants or consumers;
●	the impact of tariffs and global trade disruptions on us and our tenants, including the impact on inflation, interest rates, supply chains and consumer sentiment and spending;
●	changes in discretionary consumer spending patterns or consumer tastes or preferences;
●	risks associated with our investments in real estate assets and trends in the real estate industry;
●	our ability to obtain operating and development capital on favorable terms, or at all, including our ability to obtain or refinance debt capital, particularly considering our business operations require substantial cash;

●	the availability of debt and equity capital;
●	our ability to renew our leases or re-lease available space;
●	our ability to compete effectively;
●	our ability to successfully identify, acquire, develop and manage properties on terms that are favorable to us;
●	the impact of uncertainty around, and disruptions to, our supply chain, including labor shortages and shipping delays;
●	risks related to the concentration of our properties and operations in New York City and the Las Vegas area, including fluctuations in the regional and local economies and local real estate conditions;
●	extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business;
●	the impact of water and electricity shortages on our business;
●	the contamination of our properties by hazardous or toxic substances;
●	catastrophic events or geopolitical conditions, such as public health crises, that may disrupt our business;
●	actual or threatened terrorist activity and other acts of violence, or the perception of a heightened threat of such events;
●	losses that are not insured or that exceed the applicable insurance limits;
●	risks related to disruption or failure of information technology networks and related systems—both ours and those operated and managed by third parties—including data breaches and other cybersecurity attacks;
●	our ability to attract and retain key personnel;
●	our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners, including joint venture partners;
●	risks related to the concentration of ownership of our common stock by Pershing Square Capital Management, L.P. and its rights pursuant to both the investor rights agreement we entered into with it on October 17, 2024 and our amended and restated certificate of incorporation; and
●	the other risks and uncertainties described herein or identified under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Although we presently believe that the plans, expectations and anticipated results expressed in or suggested by the forward-looking statements contained in this Quarterly Report are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the date of this Quarterly Report, except as otherwise may be required by law.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
in thousands, except par value amounts	(unaudited)
ASSETS
Buildings and equipment	$539,360	$522,667
Less: accumulated depreciation	(214,956)	(215,484)
Land	9,497	9,497
Developments	145,168	146,461
Net investment in real estate	479,069	463,141
Investments in unconsolidated ventures	19,461	28,326
Cash and cash equivalents	129,921	165,667
Restricted cash	2,079	2,178
Accounts receivable, net	11,336	5,246
Deferred expenses, net	4,410	4,515
Operating lease right-of-use assets, net	38,078	38,682
Other assets, net	34,060	35,801
Total assets	$718,414	$743,556

LIABILITIES
Mortgages payable, net	$101,605	$101,593
Operating lease obligations	47,308	47,470
Accounts payable and other liabilities	28,442	23,111
Total liabilities	177,355	172,174
Commitments and Contingencies (see Note 6)	—	—
EQUITY
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 480,000 shares authorized, 12,699 issued and outstanding as of March 31, 2025 and 12,708 issued and outstanding as of December 31, 2024	127	127
Additional paid in capital	614,580	613,015
Accumulated deficit	(83,548)	(51,660)
Total stockholders' equity	531,159	561,482
Noncontrolling interest in subsidiary	9,900	9,900
Total equity	541,059	571,382
Total liabilities and equity	$718,414	$743,556

The accompanying notes are an integral part of these consolidated financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Operations

(Unaudited)

	Three months ended March 31,
in thousands, except per share data	2025	2024
REVENUES
Hospitality revenue	$7,735	$4,077
Entertainment revenue	4,209	3,564
Rental revenue	3,789	6,537
Other revenue	336	333
Total revenues	16,069	14,511

EXPENSES
Hospitality costs	15,742	6,268
Entertainment costs	7,077	6,381
Operating costs	8,079	8,563
General and administrative	9,782	16,554
Depreciation and amortization	8,091	8,074
Total expenses	48,771	45,840

OTHER
Other income, net	—	8
Total other	—	8
Operating loss	(32,702)	(31,321)
Interest income (expense)	994	(2,546)
Equity in earnings (losses) from unconsolidated ventures	170	(10,211)
Loss before income taxes	(31,538)	(44,078)
Income tax expense (benefit)	—	—
Net loss	(31,538)	(44,078)
Preferred distributions to noncontrolling interest in subsidiary	(350)	—
Net loss attributable to common stockholders	$(31,888)	$(44,078)

Total weighted average shares
Basic	12,694	5,522
Diluted	12,694	5,522

Net loss per share attributable to common stockholders
Basic	$(2.51)	$(7.98)
Diluted	$(2.51)	$(7.98)

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
in thousands	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,538)	$(44,078)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7,200	7,176
Amortization	891	898
Amortization of deferred financing costs	13	193
Straight-line rent amortization	305	(187)
Stock compensation expense	2,037	658
Other	(112)	—
Equity in earnings (losses) from unconsolidated ventures, net of distributions and impairment charges	(170)	10,280
Provision for (recovery of) doubtful accounts	(1,105)	1,009
Net Changes:
Accounts receivable	(4,023)	1,567
Other assets and deferred expenses	2,518	21
Accounts payable and other liabilities	3,506	3,667
Cash used in operating activities	(20,478)	(18,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Operating property improvements	(14,315)	(1,860)
Property development and redevelopment	(2,155)	(12,018)
Cash and restricted cash received upon consolidation of previously unconsolidated entity	685	—
Investments in unconsolidated ventures	—	(14,700)
Distributions from unconsolidated ventures	1,288	—
Cash used in investing activities	(14,497)	(28,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Taxes paid on restricted stock vesting	(508)	—
Preferred distributions to noncontrolling interest in subsidiary	(350)	—
Fees paid in connection with equity issuances	(12)	—
Net investment by Former Parent	—	47,659
Cash (used in) provided by financing activities	(870)	47,659

Net change in cash, cash equivalents and restricted cash	(35,845)	285
Cash, cash equivalents and restricted cash at beginning of period	167,845	43,845
Cash, cash equivalents and restricted cash at end of period	132,000	44,130

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	129,921	1,955
Restricted cash	2,079	42,175
Cash, cash equivalents and restricted cash at end of period	$132,000	$44,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,445	$2,681
Interest capitalized	1,660	667

NON-CASH TRANSACTIONS
Accrued property improvements, developments, and redevelopments	$(675)	$(9,571)
Capitalized stock compensation	48	394

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Equity

(Unaudited)

	Common stock		Net investment	Additional paid	Accumulated	Stockholders'	Noncontrolling
in thousands	Shares	Amount	by Former Parent	in capital	deficit	equity	interest	Total equity
Balance, December 31, 2023	—	—	$384,893	—	—	384,893	—	$384,893
Net loss	—	—	(44,078)	—	—	(44,078)	—	(44,078)
Net investment by Former Parent	—	—	48,317	—	—	48,317	—	48,317
Balance, March 31, 2024	—	—	$389,132	—	—	389,132	—	$389,132

Balance, December 31, 2024	12,708	127	$—	613,015	(51,660)	561,482	9,900	$571,382
Net income (loss)	—	—	—	—	(31,888)	(31,888)	350	(31,538)
Fees paid in connection with equity issuances	—	—	—	(12)	—	(12)	—	(12)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(18)	—	—	(508)	—	(508)	—	(508)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	—	(350)	(350)
Stock compensation	9	—	—	2,085	—	2,085	—	2,085
Balance, March 31, 2025	12,699	127	$—	614,580	(83,548)	531,159	9,900	$541,059

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Notes to Consolidated and Combined Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1.	Summary of Significant Accounting Policies

Description of the Company

Seaport Entertainment Group Inc. (“Seaport Entertainment Group,” “SEG,” the “Company,” “we,” “our” and “us”) is a Delaware corporation and was incorporated in 2024 in connection with, and anticipation of, Howard Hughes Holdings Inc.’s (“HHH” or “Former Parent”) spin-off of its entertainment-related assets in New York City and Las Vegas. The separation of Seaport Entertainment Group from HHH (the “Separation”), which was achieved through HHH’s pro rata distribution of 100% of the then-outstanding shares of common stock of Seaport Entertainment Group to holders of HHH common stock, was completed on July 31, 2024. Following the completion of the Separation, Seaport Entertainment Group became an independent, publicly traded company. On August 1, 2024, the Company’s common stock began trading on the NYSE American LLC under the symbol “SEG”.

The Company was formed to own, operate and develop a unique collection of assets positioned at the intersection of entertainment and real estate and consists of three operating segments: (1) Hospitality; (2) Entertainment (previously Sponsorships, Events, and Entertainment); and (3) Landlord Operations. Our assets, which are primarily concentrated in New York City and Las Vegas, include the Seaport in Lower Manhattan (the “Seaport”), a 25% minority interest in Jean-Georges Restaurants (defined below) as well as other partnerships, the Las Vegas Aviators Triple-A baseball team (the “Aviators”) and the Las Vegas Ballpark and an interest in and to 80% of the air rights above the Fashion Show mall in Las Vegas.

On July 31, 2024, in connection with the Separation, the Company entered into several agreements with HHH that govern the relationship between HHH and the Company following the Separation, including a separation and distribution agreement, tax matters agreement, employee matters agreement, and transition services agreement. The Former Parent retained no ownership interest in the Company following the Separation.

Principles of Consolidation and Combination and Basis of Presentation

The accompanying Unaudited Consolidated and Combined Financial Statements represent the assets, liabilities, and operations of Seaport Entertainment Group Inc. as well as the assets, liabilities, and operations related to the Seaport Entertainment division of HHH prior to the Separation that were transferred to Seaport Entertainment Group Inc. on July 31, 2024 in connection with the Separation.

Prior to the Separation, we operated as part of HHH and not as a standalone company. Our financial statements for the periods until the Separation on July 31, 2024 are combined financial statements prepared on a carve-out basis derived from the accounting records of HHH. Our financial statements for the periods beginning on and after August 1, 2024 are consolidated financial statements based on our financial position, results of operations and cash flows as a standalone company. The accompanying Unaudited Consolidated Financial Statements as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 have been prepared on a standalone basis and are derived from the accounting records of the Company. The accompanying Unaudited Combined Financial Statements for the three months ended March 31, 2024 have been prepared on a carve-out basis and are derived from the combined financial statements and accounting records of HHH as discussed below.

The accompanying Unaudited Consolidated and Combined Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The accompanying Unaudited Consolidated and Combined Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the Company’s financial position, results of operations, and cash flows would have been had the Company operated as a standalone company during all of the periods presented.

The accompanying Unaudited Consolidated and Combined Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared under GAAP have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Basis of Presentation - Prior to Separation

The Unaudited Combined Financial Statements for the three months ended March 31, 2024 are presented as if the Company had been carved out of HHH. These Unaudited Combined Financial Statements reflect historical operations attributable to the Company and significant assumptions and allocations as well as attribution of certain assets and liabilities that were held by HHH prior to the Separation which are specifically identifiable or attributable to the Company.

All significant intercompany transactions within the Company have been eliminated. All transactions between the Company and HHH are considered to be effectively settled in the Unaudited Combined Financial Statements at the time the transaction is recorded, other than transactions described in Note 12 – Related-Party Transactions that have historically been settled in cash. The total net effect of the settlement of these intercompany transactions is reflected in the Unaudited Combined Statements of Cash Flows for the three months ended March 31, 2024 as a financing activity.

These Unaudited Combined Financial Statements for the three months ended March 31, 2024 include expense allocations for: (1) certain support functions that were provided on a centralized basis within HHH, including, but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, facilities, and risk management; and (2) employee benefits and compensation, including stock-based compensation. These expenses have been allocated to the Company on the basis of direct time spent on Company projects where identifiable, with the remainder allocated on a basis of revenue, headcount, payroll costs, or other applicable measures. For an additional discussion and quantification of expense allocations, see Note 12 – Related-Party Transactions.

Management believes the assumptions underlying the Unaudited Combined Financial Statements for the three months ended March 31, 2024, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. Nevertheless, the Unaudited Combined Financial Statements for the three months ended March 31, 2024 may not reflect the results of operations, financial position and cash flows had the Company been a standalone company during the period. Actual costs that the Company may have incurred had it been a standalone company during the three months ended March 31, 2024 would depend on several factors, including the chosen organization structure, whether functions were outsourced or performed by Company employees and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Debt obligations and related financing costs of HHH have not been included in the Unaudited Combined Financial Statements for the three months ended March 31, 2024, because the Company’s business was not a party to the obligations between HHH and the debt holders. Further, the Company did not guarantee any of HHH’s debt obligations.

Prior to the Separation, the income tax provision in the Unaudited Combined Statements of Operations was calculated as if the Company was operating on a standalone basis and filed separate tax returns in the jurisdictions in which it operates. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the carve-out. Following the Separation, the Company files its own tax return and the income tax provision reflects the Company’s tax balances that are realizable.

HHH maintains stock-based compensation plans at a corporate level. The Company’s employees participated in such plans prior to the Separation and the portion of the cost of those plans related to the Company’s employees is included in the Unaudited Combined Statements of Operations for the three months ended March 31, 2024. Prior to the Separation, the Company established the Seaport Entertainment Group Inc. 2024 Equity Incentive Plan, and subsequent to July 31, 2024, the Company issued stock-based awards pursuant to such plan.

Net investment by Former Parent in the Unaudited Combined Statement of Equity for the three months ended March 31, 2024 represents HHH’s historical investment in the Company, the net effect of transactions with and allocations from HHH, and the Company’s retained earnings. All transactions reflected in Net investment by Former Parent have been considered as financing activities for purposes of the Unaudited Combined Statement of Cash Flows for the three months ended March 31, 2024. For additional information, see “Basis of Presentation - Prior to Separation” above and Note 12 – Related-Party Transactions.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. The Company has reclassified an aggregate of $1.6 million of Operating costs to Hospitality and Entertainment costs in the amounts of $0.5 million and $1.1 million, respectively, on our Unaudited Combined Statement of Operations for the three months ended March 31, 2024.

The provision for (recovery of) doubtful accounts has been reclassified into Hospitality costs, Entertainment costs, and Operating costs for all periods presented.

Certain reclassifications were also made to conform the prior period segment reporting to the current period segment presentation. These reclassifications are not material to the Unaudited Combined Statement of Operations for the three months ended March 31, 2024. Refer to Note 11 – Segments for additional information regarding the Company’s reportable operating segments.

Segments

Segment information is prepared on the same basis that management reviews information for operational decision-making purposes. Management evaluates the performance of each of the Company’s real estate assets and investments individually and combines such properties and investments into segments based on their economic characteristics and types of revenue streams. As of January 1, 2025, the Company’s reportable operating segments are as follows: (i) Hospitality, (ii) Entertainment (previously Sponsorships, Events, and Entertainment), and (iii) Landlord Operations.

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

Other receivables are primarily related to short-term trade receivables. The Company is exposed to credit losses through the sale of goods and services to customers. As required under ASC 326 Financial Instruments – Credit Losses (ASC 326), the Company assesses its exposure to credit loss related to these receivables on a quarterly basis based on historical collection experience and future expectations by portfolio. As of March 31, 2025 and December 31, 2024, there were no material past due receivables and there have been no material write-offs or recoveries of amounts previously written-off.

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Unaudited Consolidated Balance Sheets as of:

	March 31,	December 31,
in thousands	2025	2024
Tenant receivables	$438	$285
Straight-line rent receivables	2,917	2,780
Other receivables	7,981	2,181
Accounts receivable, net (a)	$11,336	$5,246
(a)	As of March 31, 2025 and December 31, 2024, the total reserve balance was $1.4 million and $2.6 million, respectively.

The following table summarizes the impacts of the collectability reserves in the accompanying Unaudited Consolidated and Combined Statements of Operations:

	Three months ended March 31,
in thousands	2025	2024
Statements of Operations Location
Rental revenue	$(844)	$56
Hospitality costs	(25)	100
Entertainment costs	(255)	654
Operating costs	19	199
Total (income) expense impact	$(1,105)	$1,009

As of March 31, 2025, one related party had an accounts receivable balance of $1.5 million, which represented approximately 13.7% of the Company’s accounts receivable. See Note 12 – Related-Party Transactions for additional information. As of December 31, 2024, no customer accounted for greater than 10% of the Company’s accounts receivable.

Stock-Based Compensation

Prior to the Separation on July 31, 2024, certain employees of the Company participated in HHH’s stock-based compensation plans. Stock-based compensation expense was attributed to the Company based on the awards and terms previously granted to those employees and was recorded in the Unaudited Consolidated and Combined Statements of Operations.  Subsequent to the Separation, the Company issued stock options, restricted stock and restricted stock units.  Stock-based compensation expense is measured based on the grant date fair value of those awards and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, except for shares of stock granted to non-employee directors which, unless otherwise provided under the applicable award agreement, are fully vested, and are expensed at the grant date. Stock-based compensation expense is based on awards outstanding, and forfeitures are recognized as they occur. Stock-based compensation expense is included as part of General and administrative expenses in the accompanying Unaudited Consolidated and Combined Statements of Operations.

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

Revenue Recognition and Related Matters

Hospitality Revenue

Hospitality revenue is generated by the Seaport restaurants and the Tin Building by Jean-Georges through customer transactions or through agreements with sponsors. The customer transaction price is the net amount collected from the customer and is recognized as revenue at a point in time when the food or beverage is provided to the customer. These transactions are ordinarily settled with cash or credit card over a short period of time. Sponsorship related revenue is recognized on a straight-line basis over the contractual period of time.

Entertainment Revenue

Entertainment revenue related to contracts with customers is generally comprised of baseball-related ticket sales, concert-related ticket sales, events-related service revenue, concession sales, and related advertising and sponsorships revenue. Baseball season ticket sales are recognized over time as games take place. Single baseball and concert tickets are recognized at a point in time. The baseball and concert related payments are made in advance or on the day of the event. Events-related service revenue is recognized at the time the customer receives the benefit of the service, with a portion of related payments made in advance, as per the agreements, and the remainder of the payment made on the day of the event. For concession sales, the transaction price is the net amount collected from the customer at the time of service and revenue is recognized at a point in time when the food or beverage is provided to the customer. In all other cases, the transaction prices are fixed, stipulated in the ticket, and representative in each case of a single performance obligation.

Baseball-related and other advertising and sponsorship agreements allow third parties to display their advertising and products at the Company’s venues for a certain amount of time and relate to a single performance obligation. The agreements generally cover a baseball season or other contractual period of time, and the related revenue is generally recognized on a straight-line basis over time, as time elapses, unless a specific performance obligation exists within the sponsorship contract where point-in-time delivery occurs and recognition at a specific performance or delivery date is more appropriate. Consideration terms for these services are fixed in each respective agreement and paid in accordance with individual contractual terms.

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

Other Revenue

Other revenue is comprised of sponsorship agreement revenue on our Landlord Operations assets and other miscellaneous revenue. Sponsorship related revenue is recognized on a straight-line basis over the contractual period of time. Other miscellaneous revenue is recognized at a point in time, at the time of sale when payment is received, and the customer receives the good or service.

Recently Issued or Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance and its impact on the Company’s Unaudited Consolidated and Combined Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The amendments in this ASU will become effective for fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company will plan to adopt the standard when it becomes effective beginning with the fiscal year 2027 annual financial statements, and is currently evaluating the impact this guidance will have on the disclosures included in the Unaudited Notes to the Consolidated and Combined Financial Statements.

2.	Investments in Unconsolidated Ventures

In the normal course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with businesses that operate at the Company’s real estate assets and other hospitality investments. The Company does not consolidate the investments in the periods presented below as it does not have a controlling financial interest in these ventures. As such, the Company primarily reports its interests in accordance with the equity method. Additionally, the Company evaluates its equity method investments for significance in accordance with Regulation S-X, Rule 3-09 and Regulation S-X, Rule 4-08(g) and presents separate annual financial statements or summarized financial information, respectively, as required by those rules.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings (Losses)/ Distributions
					Three months ended
	March 31,	December 31,	March 31,	December 31,	March 31,
in thousands except percentages	2025	2024	2025	2024	2025	2024
Equity Method Investments
The Lawn Club (b)	50%	50%	$4,658	$6,103	$(157)	$(442)
Tin Building by Jean-Georges (b) (c)	—%	65%	—	7,746	—	(9,603)
Jean-Georges Restaurants	25%	25%	14,803	14,477	327	(166)
Investments in unconsolidated ventures			$19,461	$28,326	$170	$(10,211)
(a)	Ownership interests presented reflect the Company’s stated ownership interest, or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.

(b)	For these equity method investments, various provisions in the venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and preferred returns may result in the Company’s economic interest differing from its stated interest or final profit-sharing interest. For these investments, the Company recognizes income or loss based on the venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing interest.
(c)	On January 1, 2025, the Company became the primary beneficiary of the Tin Building by Jean-Georges and began consolidating the Company’s investment in this venture into the Company’s financial statements. Refer to discussion below for additional details.

The Lawn Club

In 2021, the Company formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (“Endorphin Ventures”), to construct and operate an immersive indoor and outdoor restaurant that includes an extensive area of indoor grass, a stylish clubhouse bar, and a wide variety of lawn games. This concept opened in the fourth quarter of 2023. Under the terms of the initial LLC agreement, the Company funded 80% of the cost to construct the restaurant, and Endorphin Ventures contributed the remaining 20%. In October 2023, the members executed an amended LLC agreement, pursuant to which the Company agreed to fund 90% of any remaining capital requirements for the venture, and Endorphin Ventures agreed to fund 10% of any remaining capital requirements for the venture. The Company recognizes its share of income or loss based on the joint venture distribution priorities, which could fluctuate over time. Upon the return of each member’s contributed capital and a preferred return to the Company, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest. The Company also entered into a lease agreement with HHC Lawn Games, LLC pursuant to which the Company agreed to lease approximately 27,000 square feet of the Fulton Market Building to this venture.

Tin Building by Jean-Georges

In 2015, the Company, together with VS-Fulton Seafood Market, LLC (“Fulton Partner”), formed Fulton Seafood Market, LLC (“Tin Building by Jean-Georges”) to operate a 53,783 square foot culinary marketplace in the historic Tin Building. The Fulton Partner is a wholly owned subsidiary of Jean-Georges Restaurants. The Company purchased a 25% interest in Jean-Georges Restaurants in March 2022 as discussed below.

The Company owns 100% of the Tin Building and leased 100% of the space to the Tin Building by Jean-Georges joint venture. Throughout these Unaudited Notes to the Consolidated and Combined Financial Statements, references to the Tin Building relate to the Company’s 100% owned landlord operations and references to the Tin Building by Jean-Georges refer to the hospitality business in which the Company has an equity ownership interest. The Company, as landlord, funded 100% of the development and construction of the Tin Building. Under the terms of the Tin Building by Jean-Georges LLC agreement, the Company contributes the cash necessary to fund pre-opening, opening and operating costs of the Tin Building by Jean-Georges. The Fulton Partner is not required to make any capital contributions. The Tin Building was completed and placed in service during the third quarter of 2022 and the Tin Building by Jean-Georges culinary marketplace began operations in the third quarter of 2022. Based on capital contribution and distribution provisions for the Tin Building by Jean-Georges, the Company currently receives substantially all of the economic interest in the venture. Upon return of the Company’s contributed capital and a preferred return to the Company, distribution and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest.

The Tin Building by Jean-Georges was previously classified as a variable interest entity. As of January 1, 2025, in conjunction with the internalization of food and beverage operations, the Company, through employing the management team personnel and directing the operating activities that most significantly impact the Tin Building by Jean-Georges’ economic performance, became the primary beneficiary of the Tin Building by Jean-Georges and began consolidating the Tin Building by Jean-Georges into the Company’s financial statements. In accordance with ASC 805, identifiable assets and liabilities assumed were recorded at their estimated fair values on the date of consolidation. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. We will continue to obtain information to assist in determining the fair value of net assets assumed during the measurement period. The Company expects to finalize these amounts as soon as possible but no later than one year from the date of consolidation. The table below presents the preliminary allocation to the estimated fair value of identifiable assets and liabilities assumed:

in thousands	Preliminary Purchase Price Allocation
Building and equipment	$7,174
Cash and cash equivalents	685
Accounts receivable, net	825
Other assets, net	1,564
Total assets	10,248
Accounts payable and other liabilities	(2,502)
Total liabilities	(2,502)
Net assets assumed	$7,746

The unaudited supplemental pro forma revenues and net losses of the Company were $18.2 million and $44.1 million, respectively, for the three months ended March 31 2024, and have been prepared for the Company as if the Tin Building by Jean-Georges was consolidated by the Company on January 1, 2024. The most significant adjustments in the pro forma financial information includes the elimination of rents between the Company and the joint venture and the elimination of the previous equity method investment in the joint venture as though the consolidation had occurred on January 1, 2024.

The unaudited pro forma financial information above is provided for informational purposes only and is not necessarily indicative of what actual results of operations would have been had the consolidation and related transactions been completed as of January 1, 2024 or that may be achieved in the future.

The Company’s investment in the Tin Building by Jean-Georges meets the threshold for disclosure of summarized income statement information for the three months ended March 31, 2024. Relevant financial statement information is summarized as follows:

Three months ended
March 31,
in thousands	2024
Income Statement
Revenues	$6,655
Gross Margin	4,104
Net Loss	(9,603)

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

Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation and will expire on March 2, 2026. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges. As of March 31, 2025, this warrant had not been exercised and has a carrying value of zero.

Creative Culinary Management Company, LLC (“CCMC”), a wholly owned indirect subsidiary of Jean-Georges Restaurants, provides management services for certain retail and food and beverage businesses that the Company owns, either wholly or through partnerships with third parties. Pursuant to the various management agreements, CCMC is responsible for employment and/or supervision of all employees providing services for the food and beverage operations and restaurant as well as the day-to-day operations and accounting for the food and beverage operations. Effective January 1, 2025, as the Company’s initial step to internalize food and beverage operations at most of its wholly owned and joint venture-owned restaurants at the Seaport, the Company hired and onboarded employees of CCMC and entered into a services agreement with CCMC to provide the necessary employees and services for CCMC to perform CCMC’s responsibilities under the various management agreements.

3.	Other Assets and Liabilities

Other Assets, net

The following table summarizes the significant components of Other assets, net:

	March 31,	December 31,
in thousands	2025	2024
Intangibles	$16,590	$17,379
Security and other deposits	11,015	11,116
Food and beverage and merchandise inventory	2,909	1,875
Prepaid expenses	3,351	4,862
Other	195	569
Other assets, net	$34,060	$35,801

Accounts Payable and Other Liabilities

The following table summarizes the significant components of Accounts payable and other liabilities:

	March 31,	December 31,
in thousands	2025	2024
Deferred income	$13,894	$3,946
Accounts payable and accrued expenses	9,149	10,998
Construction payables	340	73
Accrued payroll and other employee liabilities	2,178	5,961
Accrued interest	1,188	84
Tenant and other deposits	1,076	682
Other	617	1,367
Accounts payable and other liabilities	$28,442	$23,111

4.	Mortgages Payable, Net

Mortgages Payable

Mortgages payable, net are summarized as follows:

	March 31,	December 31,
in thousands	2025	2024
Fixed-rate debt
Secured mortgages payable	$41,087	$41,087
Variable-rate debt
Secured mortgages payable	61,300	61,300
Unamortized deferred financing costs	(782)	(794)
Mortgages payable, net	$101,605	$101,593

As of March 31, 2025, land, buildings and equipment, developments, and other collateral with an aggregate net book value of $241.0 million have been pledged as collateral for the Company’s debt obligations. Secured mortgages payable are without recourse to the Company at March 31, 2025.

Secured Mortgages Payable

The Company’s outstanding mortgages are collateralized by certain of the Company’s real estate assets. The Company’s fixed-rate debt obligation requires semi-annual installments of principal and interest, and the Company’s variable-rate debt requires monthly installments of only interest. As of March 31, 2025, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development.

The following table summarizes the Company’s secured mortgages payable:

	March 31, 2025			December 31, 2024
		Interest			Interest
$in thousands	Principal	Rate	Maturity Date	Principal	Rate	Maturity Date
Fixed rate (a)	$41,087	4.92%	December 15, 2038	$41,087	4.92%	December 15, 2038
Variable rate (b) (c)	61,300	11.33%	July 1, 2029	61,300	9.49%	July 1, 2029
Secured mortgages payable	$102,387			$102,387
(a)	The Company has one fixed-rate debt obligation as of March 31, 2025 and December 31, 2024. The interest rate presented is based upon the coupon rate of the debt.
(b)	The Company has one variable-rate debt obligation as of March 31, 2025 and December 31, 2024. The interest rate presented is based on the applicable reference interest rate as of March 31, 2025 and December 31, 2024.
(c)	The Company has a total return swap with the lender in connection with its variable-rate debt. At March 31, 2025, the assumed rate of the indebtedness associated with our variable-rate debt obligation is based on SOFR + 4.5%, which is the combination of the interest rates on two instruments: (i) the variable-rate debt obligation, pursuant to which the Company is obligated to pay the lender an amount equal to SOFR + 7.0%, and (ii) the total return swap, pursuant to which the Company is entitled to receive 2.5% from the lender. The cash flows from this total return swap do not vary based on any underlying variable and there is no net settlement, as such, it is not considered to meet the criteria of ASC 815 Derivatives and Hedging and determined to not be a derivative.

On January 1, 2025, the mortgage loan on the Company’s 250 Water Street development (“250 Water Street”) was amended to increase the margin from 5.0% to 7.0%.  The Company is entitled to receive this 2.0% increase from the lender by way of the total return swap, resulting in no change in cash flows to the Company.

5.	Fair Value

ASC 820 Fair Value Measurement (ASC 820) emphasizes that fair value is a market-based measurement that should be determined using assumptions market participants would use in pricing an asset or liability. The standard establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets or liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the asset or liability. Assets or liabilities with readily available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

		March 31, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
in thousands	Hierarchy	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and Restricted cash	Level 1	$132,000	$132,000	$167,845	$167,845
Accounts receivable, net (a)	Level 3	11,336	11,336	5,246	5,246
Liabilities:
Fixed-rate debt (b)	Level 2	41,087	40,131	41,087	40,032
Variable-rate debt (b)	Level 2	$61,300	$61,300	61,300	61,300
(a)	Accounts receivable, net is shown net of an allowance of $1.4 million at March 31, 2025 and $2.6 million at December 31, 2024. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
(b)	Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash and Accounts receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the SOFR or U.S. Treasury obligation interest rates as of March 31, 2025. Refer to Note 4 - Mortgages Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amount for the Company’s variable-rate debt approximates fair value given that the interest rate is variable and adjusts with current market rates for instruments with similar risks and maturities.

6.	Commitments and Contingencies

Litigation

In the normal course of business, from time to time, the Company is involved in legal proceedings relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from normal course of business legal actions are not expected to have a material effect on the Company’s Unaudited Consolidated and Combined Financial Statements or liquidity.

Operating Leases

The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net, and Operating lease obligations on the Unaudited Consolidated Balance Sheets. See Note 9 –

Leases for additional information. Contractual rental expense was $1.6 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. The amortization of straight‑line rents included in the contractual rent amount was $0.6 million for each of the three months ended March 31, 2025 and 2024.

7.	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The Company generated operating losses in the interim periods presented. The income tax benefit recognized related to this loss was zero for each of the three months ended March 31, 2025 and 2024, after an assessment of the available positive and negative evidence, which causes the Company’s effective tax rate to deviate from the federal statutory rate.

8.	Revenues

Revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following presents the Company’s revenues disaggregated by revenue source:

	Three months ended March 31,
in thousands	2025	2024
Revenues from contracts with customers
Recognized at a point in time or over time
Hospitality revenue	$7,735	$4,077
Entertainment revenue	4,209	3,564
Other revenue	336	333
Total	12,280	7,974

Rental and lease-related revenues
Rental revenue	3,789	6,537
Total revenues	$16,069	$14,511

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to deferred Aviators and Seaport concert series ticket sales and sponsorship revenues. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

Contract
in thousands	Liabilities
Balance at December 31, 2023	$3,707
Consideration earned during the period	(4,466)
Consideration received during the period	8,896
Balance at March 31, 2024	$8,137

Balance at December 31, 2024	$3,940
Consideration earned during the period	(2,992)
Consideration received during the period	12,946
Balance at March 31, 2025	$13,894

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of the 2025 Aviators baseball season and 2025 concert series, as well as performance under various sponsorship agreements. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations from contracts with customers as of March 31, 2025 is $22.9 million. The Company expects to recognize this amount as revenue over the following periods:

	Less than 1		3 years and
in thousands	year	1-2 years	thereafter	Total
Total remaining unsatisfied performance obligations	$15,601	$2,409	4,844	$22,854

The Company’s remaining performance obligations are adjusted to reflect any known contract cancellations, revisions to customer agreements, and deferrals, as appropriate.

During the three months ended March 31, 2025, no customer accounted for 10% or more of the Company’s total revenue. During the three months ended March 31, 2024, revenue from one customer accounted for approximately 19% of the Company’s total revenue.

9.	Leases

Lessee Arrangements

The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net, and Operating lease obligations on the Unaudited Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases. The Company elected the practical expedient to not separate lease components from non-lease components of its lease agreements for all classes of underlying assets. Certain of the Company’s lease agreements include non-lease components such as fixed common area maintenance charges. The Company applies Leases (Topic 842) to the single combined lease component.

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

The Company’s leased assets and liabilities are as follows:

	March 31,	December 31,
in thousands	2025	2024
Assets
Operating lease right-of-use assets, net	$38,078	$38,682
Liabilities
Operating lease obligations	$47,308	$47,470

The components of lease expense are as follows:

	Three months ended
	March 31,
in thousands	2025	2024
Operating lease cost	$1,531	$1,547
Variable lease cost	68	553
Total lease cost	$1,599	$2,100

Future minimum lease payments as of March 31, 2025, are as follows:

in thousands	Operating Leases
Remainder of 2025	$3,296
2026	3,427
2027	2,760
2028	2,819
2029	2,880
Thereafter	222,847
Total lease payments	238,029
Less: imputed interest	(190,721)
Present value of lease liabilities	$47,308

Other information related to the Company’s lessee agreements is as follows:

Supplemental Unaudited Consolidated and Combined Statements of Cash Flows Information	Three months ended March 31,
in thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$1,090	$1,074

	March 31,	March 31,
Other Information	2025	2024
Weighted-average remaining lease term (years)
Operating leases	44.9	45.4
Weighted-average discount rate
Operating leases	7.8%	7.8%

Lessor Arrangements

The Company receives rental income from the leasing of retail, office, multi-family, and other space under operating leases, as well as certain variable tenant recoveries. Operating leases for our retail, office, and other properties are with a variety of tenants and have a remaining average term of approximately six years. Lease terms generally vary among tenants and may include early termination options, extension options, and fixed rental rate increases or rental rate increases based on an index. Multi-family leases generally have a term of 12 months or less. The Company elected the practical expedient to not separate lease components from non-lease components of its lease agreements for all classes of underlying assets. Minimum rent revenues related to commenced operating leases are as follows:

	Three months ended March 31,
in thousands	2025	2024
Total minimum rent revenues	$3,030	$5,161

Total future minimum rents associated with operating leases are as follows as of March 31, 2025:

Total Minimum
in thousands	Rent
Remainder of 2025	$8,454
2026	8,799
2027	8,910
2028	9,000
2029	9,131
Thereafter	55,400
Total	$99,694

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues reported on the Unaudited Consolidated and Combined Statements of Operations also include amortization related to above and below‑market tenant leases on acquired properties.

10.	Equity

Earnings Per Share

Earnings per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Stock-based payment awards are included in the calculation of diluted income using the treasury stock method if dilutive.

On the date of Separation, immediately prior to the Separation, there were 5,521,884 shares that were issued and outstanding. This share amount is being utilized for the calculation of basic earnings (loss) per share attributable to common stockholders for all periods in 2024 because the Company was not a standalone public company prior to the date of Separation and there was no stock trading information available to calculate earnings (loss) per share attributable to common stockholders. In addition, for all periods in 2024, the computation of diluted earnings per share equals the basic earnings (loss) per share attributable to common stockholders calculation since there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260 and since common stock equivalents were antidilutive due to losses from operations.

For the three months ended March 31, 2025 and 2024, loss per share attributable to common stockholders is computed as follows:

	Three months ended March 31,
in thousands, except per share data	2025	2024
Numerator - Basic
Net loss	$(31,538)	$(44,078)
Preferred distributions to noncontrolling interest in subsidiary	(350)	—
Net loss attributable to common stockholders - basic and diluted	$(31,888)	$(44,078)

Denominator
Weighted average shares outstanding - basic	12,694	5,522
Effect of dilutive securities	—	—
Weighted average shares outstanding - diluted	12,694	5,522

Net loss per share attributable to common stockholders - basic and diluted	$(2.51)	$(7.98)

The calculation of diluted earnings per share attributable to common stockholders excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive:

Three months ended
March 31, 2025
Shares issuable upon exercise of restricted stock and restricted stock units	7,592
Shares issuable upon exercise of stock options	—

Noncontrolling Interest in Subsidiary

On July 31, 2024, a subsidiary of HHH that became our subsidiary in connection with the Separation, issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million. The Series A Preferred Stock ranks senior to the Company’s interest in our subsidiary with respect to dividend rights and rights upon liquidation, dissolution and other considerations. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock is not redeemable by the Company prior to July 11, 2029 except under limited circumstances intended to preserve certain tax benefits for HHH. Upon consolidation, the issued and outstanding preferred share interest is shown as Noncontrolling interest in subsidiary in our Unaudited Consolidated Balance Sheet as of March 31, 2025 and the related dividends are reflected as Preferred distributions to noncontrolling interest in subsidiary in our Consolidated Statement of Operations during the three months ended March 31, 2025.

11.	Segments

The Company has three business segments that offer different products and services. The Company’s three segments are managed separately as each requires different operating strategies or management expertise. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM uses Adjusted EBITDA to assess operating results for each of the Company’s business segments. The Company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, equity in earnings (losses) from unconsolidated ventures, general and administrative expenses, and other expenses. The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur.

All operations are within the United States. The Company’s reportable segments are as follows:

●	Hospitality – consists of restaurant and retail businesses in the Historic District, Pier 17, and the Tin Building by Jean-Georges that are owned, either wholly or through joint ventures, and operated by the Company or through license and management agreements. The hospitality segment also includes the equity interest in Jean-Georges

Restaurants. For the three months ended March 31, 2024, the net loss from the Tin Building by Jean-Georges is included in Equity in losses from unconsolidated ventures in the segment operating results below.
●	Entertainment – consists of baseball operations of the Aviators and Las Vegas Ballpark along with concert and other revenue generated at the Seaport in New York, New York.
●	Landlord Operations – consists of the Company’s rental operations associated with over 478,000 square feet of properties situated in three primary locations at the Seaport in New York, New York: Pier 17, Historic Area/Uplands, and Tin Building, as well as 250 Water Street.

Segment operating results are as follows:

			Landlord
in thousands	Hospitality(1)	Entertainment	Operations	Other(2)	Total
Three months ended March 31, 2025
Total revenues	$7,735	$4,209	$8,800	$(4,675)	$16,069
Hospitality Costs	(20,428)	—	—	4,686	(15,742)
Entertainment Costs	—	(7,077)	—	—	(7,077)
Operating costs	—	—	(8,079)	—	(8,079)
Total operating expenses	(20,428)	(7,077)	(8,079)	4,686	(30,898)
Other income (loss), net	—	—	—	—	—
Total segment expenses	(20,428)	(7,077)	(8,079)	4,686	(30,898)
Equity in earnings (losses) from unconsolidated ventures	170	—	—	—	170
Segment Adjusted EBITDA	(12,523)	(2,868)	721	11	(14,659)
Depreciation and amortization					(8,091)
Interest income (expense)					994
General and administrative expenses					(9,782)
Loss before income taxes					(31,538)
Income tax benefit (expense)					—
Net loss					$(31,538)

Three months ended March 31, 2024
Total revenues	$4,077	$3,564	$8,417	$(1,547)	$14,511
Hospitality Costs	(7,815)	—	—	1,547	(6,268)
Entertainment Costs	—	(6,381)	—	—	(6,381)
Operating costs	—	—	(8,563)	—	(8,563)
Total operating expenses	(7,815)	(6,381)	(8,563)	1,547	(21,212)
Other income, net	2	2	4	—	8
Total segment expenses	(7,813)	(6,379)	(8,559)	1,547	(21,204)
Equity in earnings (losses) from unconsolidated ventures	(10,211)	—	—	—	(10,211)
Segment Adjusted EBITDA	(13,947)	(2,815)	(142)	—	(16,904)
Depreciation and amortization					(8,074)
Interest income (expense)					(2,546)
General and administrative expenses					(16,554)
Loss before income taxes					(44,078)
Income tax benefit (expense)					—
Net loss					$(44,078)
(1)	Period-over-period comparability is impacted by the consolidation of the Tin Building by Jean-Georges as of January 1, 2025. For prior periods in 2024, the Tin Building by Jean-Georges was an unconsolidated joint venture accounted for under the equity method in the Equity in earnings (losses) from unconsolidated ventures within our Hospitality segment.
(2)	Other includes any inter-segment eliminations necessary to reconcile to Unaudited Consolidated and Combined Company totals.

The following represents assets by segment and the reconciliation of total segment assets to total assets in the Unaudited Consolidated Balance Sheets as of:

	March 31,	December 31,
in thousands	2025	2024
Hospitality	$56,136	$54,020
Entertainment	130,258	125,207
Landlord Operations	410,543	397,584
Total segment assets	596,937	576,811
Corporate	121,477	166,745
Total assets	$718,414	$743,556

12.	Related-Party Transactions

Prior to the Separation, the Company had not historically operated as a standalone business and had various relationships with HHH whereby HHH provided services to the Company. The Company also engages in transactions with CCMC and generates rental revenue by leasing space to equity method investees, which are related parties, as described below.

Net Transfers from Former Parent

As discussed in Note 1 – Summary of Significant Accounting Policies in the basis of presentation section and below, net investment by Former Parent is primarily impacted by allocation of expenses for certain services related to shared functions provided by HHH prior to the Separation and contributions from HHH which are the result of net funding provided by or distributed to HHH. The components of net investment by Former Parent are:

Three months ended
March 31,
in thousands	2024
Net investment by Former Parent as reflected in the Unaudited Combined Statement of Cash Flows	$47,659
Non-cash stock compensation expense	658
Net investment by Former Parent as reflected in the Unaudited Combined Statement of Equity	$48,317

Corporate Overhead and Other Allocations

Prior to the Separation, HHH provided the Company certain services, including (1) certain support functions that were provided on a centralized basis within HHH, including but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Unaudited Combined Financial Statements for the three months ended March 31, 2024 reflect an allocation of these costs. When specific identification or a direct attribution of costs based on time incurred for the Company’s benefit is not practicable, a proportional cost method is used, primarily based on revenue, headcount, payroll costs or other applicable measures.

The allocation of expenses, net of amounts capitalized, from HHH to the Company were reflected as follows in the Unaudited Combined Statements of Operations:

Three months ended
March 31,
in thousands	2024
Operating costs	$200
General and administrative	3,426
Other income, net	(8)
Total	$3,618

Allocated expenses recorded in operating costs, general and administrative expenses, and other income, net in the table above primarily include the allocation of employee benefits and compensation costs, including stock compensation expense, as well as overhead and other costs for shared support functions provided by HHH on a centralized basis prior to the Separation. Operating costs as provided in the table above include immaterial expenses recorded to hospitality costs and entertainment costs with the remainder recorded to operating costs. During the three months ended March 31, 2024, the Company capitalized costs of $0.4 million and $0.2 million that were incurred by HHH for the Company’s benefit in Developments and Building and equipment, respectively.

The financial information herein may not necessarily reflect the combined financial position, results of operations, and cash flows of the Company in the future or what they would have been had the Company been a separate, standalone entity during the period from January 1, 2024 to March 31, 2024 and for the full year ended December 31, 2024. Management believes that the methods used to allocate expenses to the Company are reasonable; however, the allocations may not be indicative of actual expenses that would have been incurred had the Company operated as an independent, publicly traded company prior to the date of Separation. Actual costs that the Company may have incurred had it been a standalone company during the three months ended March 31, 2024 would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Company employees and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Unless otherwise stated, these intercompany transactions between the Company and HHH have been included in the Unaudited Combined Financial Statements for the three months ended March 31, 2024 and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Unaudited Combined Statements of Cash Flows as a financing activity for the three months ended March 31, 2024 and in the Unaudited Consolidated Balance Sheets as an adjustment to additional paid-in capital as of March 31, 2025 and as of December 31, 2024.

Stock Compensation

Prior to the Separation, the Company’s employees participated in HHH’s stock-compensation plan and the Company was allocated a portion of stock compensation expense based on the services provided to the Company. The non-cash stock compensation expense for employee services directly attributable to the Company totaled $0.7 million for the three months ended March 31, 2024, and is included within general and administrative expenses in the Unaudited Combined Statement of Operations for the three months ended March 31, 2024 and included in the table above. These expenses are presented net of $0.4 million capitalized to development projects during the three months ended March 31, 2024. Employee benefits and compensation expense, including stock-based compensation expense, related to the HHH employees who provided shared services to the Company prior to the Separation have also been allocated to the Company and are recorded in general and administrative expenses and included in the table above.

Related-Party Management Fees and Transition Services

Prior to the Separation, HHH provided management services to the Company for managing its real estate assets and the Company reimbursed HHH for expenses incurred and paid HHH a management fee for services provided. These landlord management fees amounted to $0.1 million for the three months ended March 31, 2024.

As discussed in Note 2 – Investments in Unconsolidated Ventures, CCMC, a wholly owned indirect subsidiary of Jean-Georges Restaurants, which is a related party of the Company, also provides management services for certain of the Company’s retail and food and beverage businesses, either wholly owned or through partnerships with third parties. The Company’s businesses managed by CCMC include, but are not limited to, locations such as The Tin Building by Jean-Georges, The Fulton, and Malibu Farm. Effective January 1, 2025, as the Company’s initial step to internalize food and beverage operations at most of its wholly owned and joint venture-owned restaurants at the Seaport, the Company hired and onboarded employees of CCMC and entered into a services agreement with CCMC to provide the necessary employees and services for CCMC to perform CCMC’s responsibilities under the various management agreements.  Accordingly, employee compensation and benefits costs previously paid by, and reimbursed to, CCMC are now paid directly by the Company.  As of December 31, 2024, the Consolidated Balance Sheet reflects receivables for funds provided to CCMC to fund operations of $0.1 million with no corresponding receivable as of March 31, 2025.  As of March 31, 2025 and December 31, 2024, the Unaudited Consolidated Balance Sheets reflect accounts payable of $0.3 million and $0.5 million, respectively due to CCMC with respect to reimbursable expenses and management fees to be funded by the Company.

The Company’s related-party management fees due to CCMC amounted to $1.1 million and $0.5 million during the three months ended March 31, 2025 and 2024, respectively. Related party management fees for the three months ended March 31, 2025 include $0.6 million of fees related to the Tin Building by Jean-Georges, a previously unconsolidated joint venture accounted for under the equity method.  Refer to Note 2 – Investments in Unconsolidated Ventures for further information.

In connection with the Separation, the Company entered into a transition services agreement with HHH that provides for the performance of certain services by HHH for our benefit for a period of time after the Separation. During the three months ended March 31, 2025, the Company recorded expenses of $0.1 million related to this transition services agreement with HHH within general and administrative expenses.

In connection with and prior to the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced. Pursuant to the terms of the refinanced loan, we entered into a total return swap with the lender. See Note 4 – Mortgages Payable, Net for additional information. Our obligations under such total return swap are in turn supported by a guaranty provided by a subsidiary of HHH.  In consideration of providing such guarantee, the Company entered into an Indemnity Fee Agreement with HHH and pays an annual guaranty fee equal to 2.0% of the $61.3 million refinanced debt balance. The Company capitalized $0.3 million of such fees to Net investment in real estate in the three months ended March 31, 2025.

Related-party Rental Revenue

The Company owns the real estate assets that are leased by the Lawn Club and the Tin Building by Jean-Georges. As discussed in Note 2 – Investments in Unconsolidated Ventures, the Company owned a noncontrolling interest in both of these ventures and accounted for its interests in accordance with the equity method in 2024. As of January 1, 2025, the Company consolidates the Tin Building by Jean-Georges, and the rental revenue related to the applicable lease is eliminated in consolidation.

The Unaudited Consolidated Balance Sheets reflect accounts receivable generated by rental revenue earned by the Company of $0.3 million due from the Lawn Club as of March 31, 2025 and $0.2 million due from both ventures as of December 31, 2024.

During each of the three months ended March 31, 2025 and 2024, the Unaudited Consolidated and Combined Statements of Operations reflect rental revenue associated with these related parties of $0.3 million and $2.9 million, respectively. This is primarily comprised of $2.9 million from the Tin Building by Jean-Georges during the three months ended March 31, 2024.

Related-party Other Receivables

As of March 31, 2025, the Unaudited Consolidated Balance Sheets includes a $1.2 million receivable mainly related to employee compensation and benefits to be reimbursed by the Lawn Club venture. There was no other receivable balance as of December 31, 2024.

13.	Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these financial statements and has determined that no subsequent events have occurred that require recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to “Seaport Entertainment Group,” “SEG,” the “Company,” “we,” “us,” or “our” shall mean the assets, liabilities, and operating activities related to the Seaport Entertainment division of Howard Hughes Holdings Inc. (“HHH”) that was transferred to Seaport Entertainment Group Inc. on July 31, 2024 in connection with the Company’s separation from HHH (the “Separation”), as well as the assets, liabilities, and operating activities of Seaport Entertainment Group Inc. The following discussion should be read as a supplement to and should be read in conjunction with our Unaudited Consolidated and Combined Financial Statements (“Unaudited Consolidated and Combined Financial Statements”) and the related notes included elsewhere in this quarterly report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that involve risks, uncertainties, assumptions, and other factors, including those described elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of these factors. You are cautioned not to place undue reliance on this information which speaks only as of the date of this Quarterly Report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

All references to numbered Notes are specific to Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report. Capitalized terms used, but not defined, in this MD&A have the same meanings as in such Notes.

Changes for monetary amounts between periods presented are calculated based on the amounts in thousands of dollars stated in our Unaudited Consolidated and Combined Financial Statements and then rounded to the nearest million. Therefore, certain changes may not recalculate based on the amounts rounded to the nearest million.

Overview

General Overview

The Company was formed to own, operate, and develop a unique collection of assets positioned at the intersection of entertainment and real estate. Our existing portfolio encompasses a wide range of leisure and recreational activities, including live concerts, fine dining, nightlife, professional sports, and high-end and experiential retail. We primarily analyze our portfolio of assets through the lens of our three operating segments: (1) Hospitality, (2) Entertainment (previously Sponsorships, Events, and Entertainment), and (3) Landlord Operations, and are focused on realizing value for stockholders primarily through dedicated management of existing assets, expansion of partnerships, strategic acquisitions, and completion of development and redevelopment projects.

Hospitality

Hospitality represents our ownership interests in various food and beverage operating businesses and sponsorship agreements related to these businesses. We own, either wholly or through partnerships with third parties, and operate, including license and management agreements, fine dining and casual dining restaurants, cocktail bars, nightlife and entertainment venues (The Fulton, Mister Dips, Carne Mare, Malibu Farm and Gitano), as well as the Tin Building by Jean-Georges, which offers a variety of culinary experiences, including restaurants, bars, grocery markets, retail, and private dining, and our unconsolidated venture, the Lawn Club. These businesses are all our tenants and are part of our Landlord Operations. We also have a 25% interest in Jean-Georges Restaurants. Creative Culinary Management Company (“CCMC”), a wholly owned indirect subsidiary of Jean-Georges Restaurants and a related party of the Company, provides management services for certain retail and food and beverage businesses in the Seaport. On January 1, 2025, as the Company’s initial step to internalize food and beverage operations at most of its wholly owned and joint venture-owned restaurants at the Seaport, we hired and onboarded employees of CCMC and entered into a services agreement with CCMC. We aim to capitalize on opportunities in the food and beverage space to leverage growing consumer appetite for unique restaurant experiences as a catalyst to further expand the Company’s culinary footprint. Our Hospitality-related period-over-period comparisons do not adjust for operational revisions to our asset strategies from period to period, such as opening or closing restaurant concepts or redirecting operations to use space for private events and/or concerts.

Entertainment

Entertainment includes the Las Vegas Aviators Triple-A Minor League Baseball team (the “Aviators”) and the Las Vegas Ballpark, our interest in and to the Fashion Show Mall Air Rights, events at The Rooftop at Pier 17, and sponsorship agreements related to these venues. The Aviators are a Triple-A affiliate of the Oakland Athletics and play at the Las Vegas Ballpark, a 10,000-person capacity ballpark located in Downtown Summerlin. The Rooftop at Pier 17 is a premier outdoor concert venue that hosts a popular Summer Concert Series featuring emerging and established musicians alike. Commencing in the fourth quarter of 2025, we plan to launch year-round concerts and events for The Rooftop at Pier 17 utilizing a seasonal floor-to-ceiling glass enclosure for the winter months. We see The Rooftop at Pier 17 as an opportunity to continue to drive events and entertainment growth as we believe that the demand for live music is strong and accelerating.

Landlord Operations

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
•

the Fulton Market Building, a mixed-use building containing office and retail spaces, including a movie theater and the Lawn Club, an experiential retail concept focused on “classic lawn games” and cocktails;

•	the Historic District retail and other locations which include the Museum Block, Schermerhorn Row, and more;
•	250 Water Street, a full block development site approved for zoning of affordable and market-rate housing, office, retail, and community-oriented gathering space; and
•	85 South Street, an eight-story residential building.

Our assets included in the Landlord Operations segment primarily sit under a long-term ground lease from the City of New York with extension options through 2120. We are focused on continuing to fill vacancies in our Landlord Operations portfolio and believe this to be an opportunity to drive incremental segment growth.

Separation from HHH

On July 31, 2024, HHH completed its spin-off of the Company through the pro rata distribution of all the outstanding shares of common stock of SEG to HHH’s stockholders as of the close of business on the record date of July 29, 2024 (the “Separation”).

In connection with the Separation, on July 31, 2024, the Company entered into a separation and distribution agreement and various other agreements with HHH, including a transition services agreement, an employee matters agreement, and a tax matters agreement. Additionally, HHH contributed capital of $23.4 million to the Company prior to the Separation to support the operating, investing, and financing activities of the Company.

Basis of Presentation

Prior to the Separation, we operated as part of HHH and not as a standalone company. Our financial statements for the periods until the Separation on July 31, 2024 are combined financial statements prepared on a carve-out basis and are derived from the accounting records of HHH. Our financial statements for the periods beginning on and after August 1, 2024 are consolidated financial statements based on our financial position, results of operations and cash flows as a standalone company. Accordingly, the accompanying Unaudited Consolidated Financial Statements as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 have been prepared on a standalone basis and are derived from the accounting records of the Company. The accompanying Unaudited Combined Financial Statements for the three months ended March 31, 2024 have been prepared on a carve-out basis and are derived from the combined financial statements and accounting records of HHH.

The accompanying Unaudited Consolidated and Combined Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Unaudited Consolidated and Combined Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the Company’s financial position, results of operations, and cash flows would have been had the Company operated as a standalone company during all of the periods presented.

For an additional discussion on the basis of presentation of the accompanying Unaudited Consolidated and Combined Financial Statements, see Note 1 – Summary of Significant Accounting Policies in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report.

Key Factors Affecting Our Business

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Management Strategies and Operational Changes

As discussed elsewhere in this Quarterly Report, we historically operated as part of HHH and not as a standalone company. Therefore, our historical results prior to the Separation are reflective of the management strategies and operations of the Company based on the direction and strategies of HHH. Additionally, our historical results reflect the allocation of expenses from HHH associated with certain services prior to the Separation, including (1) certain support functions that were provided on a centralized basis within HHH, including but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Unaudited Combined Financial Statements for the three months ended March 31, 2024 reflect an allocation of these costs. As a standalone public company, our ongoing costs related to such support functions may differ from, and may potentially exceed, the amounts that have been allocated to the Company in the Company’s Unaudited Combined Financial Statements for the three months ended March 31, 2024. Following the Separation, HHH continues to provide some of these services on a transitional basis in exchange for agreed-upon fees. In addition to one-time costs to design and establish our corporate functions, we will also incur incremental costs associated with being a standalone public company, including additional labor costs, such as salaries, benefits, and potential bonuses and/or stock based compensation awards for staff additions to establish certain corporate functions historically supported by HHH and not covered by the transition services agreement, and corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, Securities and Exchange Commission (“SEC”) filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees. As a standalone company, our future results and cost structure may differ based on new strategies and operational changes implemented by our management team, which may include changes to our chosen organizational structure, whether functions are outsourced or performed by Company employees, and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Tin Building and our Investment in the Tin Building by Jean-Georges

The Company owns 100% of the Tin Building which was completed and placed in service in our Landlord Operations segment during the third quarter of 2022. The Company leases 100% of the rentable space in the Tin Building to the Tin Building by Jean-Georges joint venture, a Hospitality segment business in which we recognized 100% of the economic interest in accordance with the equity method through December 31, 2024. As of January 1, 2025, in conjunction with the internalization of food and beverage operations, the Company began consolidating the Tin Building by Jean-Georges joint venture within the Hospitality segment. The Company recognizes lease payments from the Tin Building by Jean-Georges in Rental revenue within the Landlord Operations segment. As the Company recognizes 100% of operating income or losses from the Tin Building by Jean-Georges, the Tin Building lease has no net impact to the Company’s total net loss. However, Landlord Operations Adjusted EBITDA, as defined below, includes only rental revenue related to the Tin Building lease payments, and does not include rent expense in Equity in losses from unconsolidated ventures for the three months ended March 31, 2024 or rent expense for the three months ended March 31, 2025 included in Hospitality costs in Hospitality Adjusted EBITDA. The rental revenue and hospitality costs associated with the lease payments are eliminated in the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2025. See Note 2 – Investments in Unconsolidated Ventures in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report for additional details related to the Tin Building by Jean-Georges joint venture and unaudited pro forma information.

The Tin Building by Jean-Georges is managed by CCMC, a related party that is indirectly owned by Jean-Georges Restaurants. The Tin Building by Jean-Georges had a soft opening in August 2022 and a grand opening celebration in late September 2022, with an expanded focus on experiences including in-person dining, retail shopping and delivery and limited operating hours. In 2023, the Tin Building by Jean-Georges was open seven days per week, with strong foot traffic and sales. However, operating losses at the Tin Building by Jean-Georges joint venture remained elevated, as the venture continues to refine its operating model. Performance at the Tin Building by Jean-Georges improved in 2024 and into the first quarter of 2025, primarily due to reductions in operating and labor costs. As the Company currently funds any operating shortfall and recognizes all of the economic interest in the venture, the future success of the Tin Building by Jean-Georges may have a significant impact on our results of operations.

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

During the fall and winter months, our operations tend to slow down due to the colder weather which results in fewer outdoor events, less foot traffic at our restaurants, and the end of the Aviators baseball season. This seasonality pattern results in lower revenues during these periods. Moreover, severe winter weather conditions, such as snowstorms and freezing temperatures, can further deter customers from visiting our restaurants, further impacting our revenues and cash flow. Our seasonality also results in fluctuations in cash and cash equivalents, accounts receivable, deferred expenses, and accounts payable and other liabilities at different times during the year.

Lease Renewals and Occupancy

As of March 31, 2025, the average remaining term of our retail, office, and other properties leases where we are the lessor was approximately six years, excluding renewal options. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases, re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. In January 2025, the Company entered into a lease with immersive entertainment and experience creator, Meow Wolf, to occupy approximately 74,000 square feet of vacant space in Pier 17, inclusive of a space currently occupied and expiring in December 2025. We continue to monitor our lease renewals and occupancy rates. As of March 31, 2025, our real estate assets at the Seaport were 83% leased or programmed.

Inflationary Pressures and Other Macroeconomic Trends

Financial results across all our segments may be impacted by inflation. In Landlord Operations, certain of our leases contain rent escalators that increase rent at a fixed amount and may not be sufficient during periods of high inflation. For properties leased to third-party tenants, the impact of inflation on our property and operating expenses is limited as substantially all our leases are net leases, and property-level expenses are generally reimbursed by our tenants. Inflation and increased costs may also have an adverse impact on our tenants and their creditworthiness if the increase in property-level expenses is greater than their increase in revenues. For unleased properties and properties occupied by our restaurants, we are more exposed to inflationary pressures on property and operating expenses. For our Hospitality and Entertainment segments, inflationary pressure has a direct impact on our profitability due to increases in our costs, as well as potential reductions in customers that could negatively impact revenue. Although certain indicators have suggested that inflation has made downward progress, the economy continues to be impacted by elevated inflation rates and faces further inflation risk.

Other adverse economic conditions, including slower economic growth and the potential for a recession, could also have an adverse effect on us, our tenants and consumers. For example, rapid changes in U.S. trade policy, new or increased tariffs, retaliatory tariffs and global trade disruptions could negatively impact us or our tenants, including by further aggravating inflation, increasing costs, disrupting supply chains and negatively affecting consumer sentiment and spending.

Significant Items Impacting Comparability

Separation Costs. The Company incurred pre-tax charges related to the planned separation from HHH, primarily related to legal and consulting costs, of $9.2 million for the three months ended March 31, 2024. No costs related to the Separation were incurred or recorded for the three months ended March 31, 2025.

Shared Service Costs. Prior to the Separation, HHH provided the Company certain services, including (1) certain support functions that were provided on a centralized basis within HHH, including, but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Unaudited Combined Financial Statements for the three months ended March 31, 2024 reflect an allocation of these costs. When specific identification or a direct attribution of costs based on time incurred for the Company’s benefit is not practicable, a proportional cost method is used, primarily based on revenue, headcount, payroll costs or other applicable measures. The Company recorded expenses associated with shared services that are not directly attributable to the Company of $3.6 million for the three months ended March 31, 2024.

Tin Building by Jean-Georges. On January 1, 2025, the Company became the primary beneficiary of the Tin Building by Jean-Georges and began consolidating the Company’s investment in this venture into the Company’s financial statements. During the three months ended March 31, 2024, the Company recognized 100% of the economic interest in the venture in accordance with the equity method within Equity in earnings (losses) from unconsolidated joint ventures in the Unaudited Consolidated and Combined Statements of Operations. See Tin Building and our Investment in the Tin Building by Jean-Georges above for additional details.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth our operating results:

	Three Months Ended March 31,		Change
in thousands except percentages	2025	2024	$	%
REVENUES
Hospitality revenue	$7,735	$4,077	$3,658	90%
Entertainment revenue	4,209	3,564	645	18%
Rental revenue	3,789	6,537	(2,748)	(42)%
Other revenue	336	333	3	1%
Total revenue	16,069	14,511	1,558	11%
EXPENSES
Hospitality costs	15,742	6,268	9,474	151%
Entertainment costs	7,077	6,381	696	11%
Operating costs	8,079	8,563	(484)	(6)%
General and administrative	9,782	16,554	(6,772)	(41)%
Depreciation and amortization	8,091	8,074	17	0%
Total expenses	48,771	45,840	2,931	6%
OTHER
Other income, net	—	8	(8)	(100)%
Total other	—	8	(8)	(100)%
Operating loss	(32,702)	(31,321)	(1,381)	(4)%
Interest income (expense)	994	(2,546)	3,540	139%
Equity in earnings (losses) from unconsolidated ventures	170	(10,211)	10,381	102%
Loss before income taxes	(31,538)	(44,078)	12,540	28%
Income tax (benefit) expense	—	—	—	0%
Net loss	(31,538)	(44,078)	12,540	28%
Preferred distributions to noncontrolling interest in subsidiary	(350)	—	(350)	(100)%
Net loss attributable to common stockholders	$(31,888)	$(44,078)	$12,190	28%

Net loss attributable to common stockholders decreased $12.2 million, or 28%, to $31.9 million for the three months ended March 31, 2025, compared to $44.1 million in the prior-year period, primarily due to a $6.8 million decrease in general and administrative expenses and a $3.5 million increase in interest income.

The decrease in equity in losses from unconsolidated ventures and changes in hospitality revenue, rental revenue, and hospitality costs are primarily due to the consolidation of the Tin Building by Jean-Georges as of January 1, 2025.

Items Included in Segment Adjusted EBITDA

Segment Adjusted EBITDA for each segment includes certain intersegment revenues and expenses that eliminate in the Consolidated Statements of Operations for all periods presented. See “Segment Operating Results” for discussion of significant variances in revenues and expenses included in Adjusted EBITDA.

Items Excluded from Segment Adjusted EBITDA

The following includes information on the significant variances in expenses and other items not directly related to segment activities.

General and Administrative. General and administrative costs decreased $6.8 million to $9.8 million for the three months ended March 31, 2025, compared to $16.6 million in the prior-year period, primarily due to a $9.2 million decrease in separation costs, partially offset by a $2.4 million increase in personnel and overhead expenses.

Interest Income (Expense). Interest income increased $3.5 million to $1.0 million for the three months ended March 31, 2025, compared to a net expense of $2.5 million in the prior-year period. This change is primarily due to a $1.5 million increase in interest income, a $1.0 million increase in amounts capitalized to development assets and a $1.0 million decrease in interest expense on secured mortgages payable.

Segment Operating Results

Hospitality

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Hospitality:

	Three Months Ended
Hospitality Adjusted EBITDA(a)	March 31,		Change
in thousands except percentages	2025	2024	$	%
Hospitality revenue	$7,735	$4,077	$3,658	90%
Total revenues	7,735	4,077	3,658	90%
Hospitality costs(b)	(20,428)	(7,815)	(12,613)	(161)%
Total operating expenses	(20,428)	(7,815)	(12,613)	(161)%
Other income, net	—	2	(2)	(100)%
Total expenses	(20,428)	(7,813)	(12,615)	(161)%
Equity in earnings (losses) from unconsolidated ventures	170	(10,211)	10,381	102%
Adjusted EBITDA	$(12,523)	$(13,947)	$1,424	10%

(a)	Period-over-period comparability is impacted by the consolidation of the Tin Building by Jean-Georges as of January 1, 2025. For prior periods in 2024, the Tin Building by Jean-Georges was an unconsolidated joint venture accounted for under the equity method in the Equity in earnings (losses) from unconsolidated ventures within our Hospitality segment.
(b)	Hospitality costs include amounts related to intercompany leases that eliminate in the Statement of Operations.

Hospitality Adjusted EBITDA increased $1.4 million compared to the prior-year period primarily due to the following:

Hospitality Revenue

Hospitality revenue increased $3.6 million to $7.7 million for the three months ended March 31, 2025, compared to $4.1 million in the prior-year period. This change was primarily due to a $4.5 million increase as a result of consolidating the Tin Building by Jean-Georges as of January 1, 2025, offset by decreased revenue across various restaurants within the Seaport as a result of reduced operating hours during the three months ended March 31, 2025.

Hospitality Costs

Hospitality costs increased $12.6 million to $20.4 million for the three months ended March 31, 2025, compared to $7.8 million in the prior-year period.  The increase is primarily due to the consolidation of the Tin Building by Jean-Georges as of January 1, 2025, partially offset by reduced expenses across various restaurants within the Seaport as a result of reduced operating hours during the three months ended March 31, 2025.

Equity in Earnings (Losses) from Unconsolidated Ventures

Equity in earnings (losses) from unconsolidated ventures increased $10.4 million to $0.2 million for the three months ended March 31, 2025, compared to losses of $10.2 million in the prior-year period. This change was primarily due to a $9.6 million decrease in losses as a result of consolidating the Tin Building by Jean-Georges as of January 1, 2025, a $0.5 million increase in earnings from Jean-Georges Restaurants, and a $0.3 million increase in earnings for the Lawn Club.

Entertainment

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Entertainment:

Entertainment Adjusted EBITDA	Three Months Ended March 31,		Change
in thousands except percentages	2025	2024	$	%
Entertainment revenue	$4,209	$3,564	$645	18%
Total revenues	4,209	3,564	645	18%
Entertainment costs	(7,077)	(6,381)	(696)	(11)%
Total operating expenses	(7,077)	(6,381)	(696)	11%
Other income, net	—	2	(2)	(100)%
Total expenses	(7,077)	(6,379)	(698)	(11)%
Adjusted EBITDA	$(2,868)	$(2,815)	$(53)	(2)%

Entertainment Adjusted EBITDA decreased $0.1 million compared to the prior-year period primarily due to the following:

Entertainment Revenue

Entertainment revenue increased $0.6 million to $4.2 million for the three months ended March 31, 2025, compared to $3.6 million in the prior-year period. This change was primarily due to a $0.4 million increase in Aviators ticket revenue and a $0.2 million increase in sponsorship revenue related to the concert series at the Seaport.

Entertainment Costs

Entertainment costs increased $0.7 million to $7.1 million for the three months ended March 31, 2025, compared to $6.4 million in the prior-year period. This change was primarily due to a $0.5 million increase in breakdown and removal costs associated with the seasonal Winterland Skating concept at the Seaport as well as a $0.2 million increase in costs at the Las Vegas Ballpark, primarily due to higher cost of sales and labor costs as expected with additional games.

Landlord Operations

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Landlord Operations:

	Three Months Ended
Landlord Operations Adjusted EBITDA	March 31,		Change
in thousands except percentages	2025	2024	$	%
Rental revenue(a)	$8,464	$8,084	$380	5%
Other revenue	336	333	3	1%
Total revenues	8,800	8,417	383	5%
Operating costs	(8,079)	(8,563)	484	6%
Total operating expenses	(8,079)	(8,563)	484	(6)%
Other income, net	—	4	(4)	(100)%
Total expenses	(8,079)	(8,559)	480	6%
Adjusted EBITDA	$721	$(142)	$863	608%

(a)	Rental revenue includes amounts related to intercompany leases that eliminate in the Company’s Statement of Operations.

Landlord Operations Adjusted EBITDA increased $0.9 million compared to the prior-year period primarily due to the following:

Rental Revenue

Rental revenue increased $0.4 million to $8.5 million for the three months ended March 31, 2025, compared to $8.1 million in the prior-year period. This change was primarily driven by an increase in rent escalation revenue as well as an increase in revenue generated by variable-rent leases.

Operating Costs

Operating costs decreased $0.5 million to $8.1 million for the three months ended March 31, 2025, compared to $8.6 million in the prior year period. This change was primarily due to decreases in payroll and marketing costs period over period.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, our cash and cash equivalents were $129.9 million and $165.7 million, respectively. As of March 31, 2025 and December 31, 2024, our restricted cash was $2.1 million and $2.2 million, respectively. Prior to the Separation, we operated as a division within HHH’s consolidated structure, which used a centralized approach to cash management and financing of our operations. This arrangement is not reflective of the manner in which we would have financed our operations had we been a standalone, publicly traded company during the three months ended March 31, 2024 and during the full year ended December 31, 2024. Restricted cash is segregated in escrow accounts related to payment of principal and interest on the Company’s outstanding mortgages payable.

HHH’s third-party long-term debt and the related interest expense have not been allocated to us for any of the periods presented as we were not the legal obligor nor were we a guarantor of such debt. As of each of March 31, 2025 and December 31, 2024, we had third-party mortgages payable of $102.4 million related to our 250 Water Street development, a variable-rate mortgage which requires monthly installments of only interest, and the Las Vegas Ballpark, a fixed-rate mortgage which requires semi-annual installments of principal and interest. As of each of March 31, 2025 and December 31, 2024, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development. In connection with the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced, with HHH paying down $53.7 million of the outstanding principal balance and SEG refinancing the remaining $61.3 million at an interest rate of SOFR plus a margin of 4.5% with a scheduled maturity date of July 1, 2029. On January 1, 2025, the mortgage loan on 250 Water Street was amended, increasing the stated margin rate from 5.0% to 7.0%. See Note 4 – Mortgages Payable, Net in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report for additional information.

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

Management believes that our existing cash balances and restricted cash balances, along with access to capital markets, provide (i) adequate liquidity to meet all of our current and long-term (beyond 12 months) obligations when due, including our third-party mortgages payable, and (ii) adequate liquidity to fund capital expenditures and development and redevelopment projects. However, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings, including the lowering of any of our credit ratings, or the absence of a credit rating, (2) the liquidity of the overall capital markets, and (3) the current state of the economy and, accordingly, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future, or at all, which could have a negative impact on our liquidity and capital resources. The cash flows presented in our Unaudited Consolidated and Combined Statement of Cash Flows for the three months ended March 31, 2024 may not be indicative of the cash flows we would have recognized had we operated as a standalone publicly traded company for the period presented.

Cash Flows

The following table sets forth a summary of our cash flows:

	Three Months Ended March 31,
in thousands	2025	2024
Cash used in operating activities	$(20,478)	$(18,796)
Cash used in investing activities	(14,497)	(28,578)
Cash (used in) provided by financing activities	(870)	47,659

Operating Activities

Cash used in operating activities increased $1.7 million to $20.5 million in the three months ended March 31, 2025, compared to $18.8 million in the prior-year period. The increase primarily relates to changes in cash used in operating activities in each of our segments and increases in short-term receivables with our unconsolidated joint ventures.

Investing Activities

Cash used in investing activities decreased $14.1 million to $14.5 million in the three months ended March 31, 2025, compared to $28.6 million in the prior-year period. The decrease in cash used in investing activities was primarily related to the consolidation of the Tin Building by Jean-Georges joint venture.

Financing Activities

Cash provided by financing activities decreased $48.5 million to cash used in financing activities of $0.9 million in the three months ended March 31, 2025, compared to cash provided by financing activities of $47.7 million in the prior-

year period, primarily due to the elimination of net transfers provided by HHH to fund the operating and investing activities described above.

Contractual Obligations

We have material contractual obligations that arise in the normal course of business. Contractual obligations entered into prior to the Separation may not be representative of our contractual obligations profile as a standalone, publicly traded company. Our pre-Separation contractual obligations do not reflect changes that we expect to experience in the future as a result of the Separation, such as contractual arrangements that we may enter into in the future that were historically entered into by HHH for shared services.

We have outstanding mortgages payable related to the 250 Water Street development and Las Vegas Ballpark, which are collateralized by certain of the Company’s real estate assets. A summary of our mortgages payable as of March 31, 2025 and December 31, 2024 can be found in Note 4 – Mortgages Payable, Net in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense was $1.6 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. The amortization of straight-line rents included in the contractual rent amount was $0.6 million for each of the three months ended March 31, 2025 and 2024. A summary of our lease obligations as of March 31, 2025 and December 31, 2024, can be found in Note 9 – Leases in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report.

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

There have been no material changes to our Critical Accounting Estimates as described within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K Filed with the SEC on March 10, 2025.

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

Variable Interest Entities

Methodology

Our Unaudited Consolidated and Combined Financial Statements include all of our accounts, including our majority owned and controlled subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. If the Company determined it was not the primary beneficiary of a VIE during the three months ended March 31, 2025 and March 31, 2024, the Company did not consolidate the VIE in which it holds a variable interest.

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

The Tin Building by Jean-Georges was previously classified as a VIE. As of January 1, 2025, in conjunction with the internalization of food and beverage operations, the Company, through employing the management team personnel and directing the operating activities that most significantly impact the economic performance of the Tin Building by Jean-Georges, became the primary beneficiary of the VIE and consolidated the VIE on January 1, 2025 and for the three month period ending March 31, 2025.  See Note 2 – Investments in Unconsolidated Ventures for additional information.

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

Judgments and Uncertainties

The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we do not capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated during the development period, and the subsequent depreciation of the real estate would be overstated. For the three months ended March 31, 2025 and 2024, we capitalized development costs of $2.3 million and $2.4 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk with respect to our variable-rate mortgage payable as increases in interest rates would cause our payments to increase. With respect to our fixed-rate mortgage payable, increases in interest rates could make it more difficult to refinance such debt when it becomes due.

Based on our variable rate debt balance, interest expense would have increased by approximately $0.2 million for the three months ended March 31, 2025 if short-term interest rates had been 1% higher. As of March 31, 2025, the weighted average interest rate on the $41.1 million of fixed-rate indebtedness outstanding was 4.92% per annum, with principal paydowns at various dates through December 15, 2038.

For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section above in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 – Mortgages Payable, Net in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently and expect to from time to time in the future be involved in legal proceedings that arise in the ordinary course of our business. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. The results of any current or future litigation cannot be predicted with certainty; however, as of March 31, 2025, we believe there were no pending lawsuits or claims against us that, individually or in the aggregate, could have a material adverse effect on our business, results of operations or financial condition. For more information, see Note 6 - Commitments and Contingencies in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report.

Item 1A. Risk Factors

There were no material changes to the risk factors set forth in the section titled “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully read and consider the risks and uncertainties described in such Annual Report, together with all of the other information included in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statement Regarding Forward-Looking Statements” and our Unaudited Consolidated and Combined Financial Statements and related Notes, as well as other documents that we file with the SEC from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 17, 2024, we completed our previously announced rights offering pursuant to a registration statement on Form S-1 (File No. 333-279690), as amended (the “Registration Statement”), which was declared effective on September 18, 2024.  The rights offering generated net proceeds to us of approximately $166.8 million. There has been no material change in the use of proceeds from the rights offering as described in the final prospectus that forms a part of the

Registration Statement. We continue to intend to use the proceeds for general operating, working capital and other corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K.

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

4.1

Investor Rights Agreement, dated October 17, 2024, by and among the Company, Pershing Square Holdings, Ltd., Pershing Square, L.P. and Pershing Square International, Ltd. and any other parties that may from time to time become parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on October 18, 2024)

10.1

Services Agreement, dated January 1, 2025, by and among Seaport Entertainment Management, LLC, Creative Culinary Management Company LLC and, solely for purposes of Section 1.4(x) thereof, the Company (incorporated by reference to Exhibit 10.10 to the Form 10-K filed by the Company on March 10, 2025)

10.2

Second Amendment to Loan Documents Agreement, dated January 1, 2025, by and among the Company, 250 Seaport District LLC, TWL-Bridgeland Holding Company, LLC and Mizuho Capital Markets LLC (incorporated by reference to Exhibit 10.18 to the Form 10-K filed by the Company on March 10, 2025)

10.3+

Form of Performance Vesting Restricted Stock Unit Agreement under the Seaport Entertainment Group Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on March 25, 2025)

31.1*

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

*     Filed herewith.

**   Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 to this Quarterly Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Date: May 12, 2025

SEAPORT ENTERTAINMENT GROUP INC.

By:	/s/ Matthew M. Partridge
Name:	Matthew M. Partridge
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Lenah J. Elaiwat
Name:	Lenah J. Elaiwat
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)