Form 10-Q
period 2025-06-30
Seaport Entertainment Group Inc.
filed 2025-08-11
CIK 2009684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 8, 2025, there were 12,732,077 shares of the registrant’s common stock outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
in thousands, except par value amounts	(unaudited)
ASSETS
Buildings and equipment	$543,089	$522,667
Less: accumulated depreciation	(220,627)	(215,484)
Land	9,497	9,497
Developments	148,096	146,461
Net investment in real estate	480,055	463,141
Investments in unconsolidated ventures	17,832	28,326
Cash and cash equivalents	123,276	165,667
Restricted cash	2,087	2,178
Accounts receivable, net	8,399	5,246
Deferred expenses, net	4,343	4,515
Operating lease right-of-use assets, net	45,949	38,682
Other assets, net	35,285	35,801
Total assets	$717,226	$743,556

LIABILITIES
Mortgages payable, net	$100,632	$101,593
Operating lease obligations	55,787	47,470
Accounts payable and other liabilities	33,002	23,111
Total liabilities	189,421	172,174

EQUITY
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 480,000 shares authorized, 12,698 issued and outstanding as of June 30, 2025 and 12,708 issued and outstanding as of December 31, 2024	127	127
Additional paid in capital	616,100	613,015
Accumulated deficit	(98,322)	(51,660)
Total stockholders' equity	517,905	561,482
Noncontrolling interest in subsidiary	9,900	9,900
Total equity	527,805	571,382
Total liabilities and equity	$717,226	$743,556

The accompanying notes are an integral part of these consolidated financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
in thousands, except per share data	2025	2024	2025	2024
REVENUES
Hospitality revenue	$15,177	$9,053	$22,912	$13,130
Entertainment revenue	19,908	17,153	24,117	20,717
Rental revenue	4,232	6,814	8,021	13,351
Other revenue	484	650	820	983
Total revenues	39,801	33,670	55,870	48,181

EXPENSES
Hospitality costs	17,845	9,693	33,587	15,961
Entertainment costs	15,281	14,925	22,358	21,306
Operating costs	7,684	10,375	15,763	18,938
General and administrative	8,291	18,613	18,073	35,167
Depreciation and amortization	6,581	5,333	14,672	13,407
Total expenses	55,682	58,939	104,453	104,779

OTHER
Other income, net	(126)	(91)	(126)	(83)
Total other	(126)	(91)	(126)	(83)
Operating loss	(16,007)	(25,360)	(48,709)	(56,681)
Interest income (expense)	801	(3,210)	1,795	(5,756)
Equity in earnings (losses) from unconsolidated ventures	782	(6,427)	952	(16,638)
Loss before income taxes	(14,424)	(34,997)	(45,962)	(79,075)
Income tax expense (benefit)	—	—	—	—
Net loss	(14,424)	(34,997)	(45,962)	(79,075)
Preferred distributions to noncontrolling interest in subsidiary	(350)	—	(700)	—
Net loss attributable to common stockholders	$(14,774)	$(34,997)	$(46,662)	$(79,075)

Total weighted average shares
Basic	12,695	5,522	12,695	5,522
Diluted	12,695	5,522	12,695	5,522

Net loss per share attributable to common stockholders
Basic	$(1.16)	$(6.34)	$(3.68)	$(14.32)
Diluted	$(1.16)	$(6.34)	$(3.68)	$(14.32)

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
in thousands	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,962)	$(79,075)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	12,872	11,617
Amortization	1,800	1,790
Amortization of deferred financing costs	27	386
Straight-line rent amortization	857	(401)
Stock compensation expense	3,636	66
Other	(109)	—
Equity in earnings (losses) from unconsolidated ventures, net of distributions and impairment charges	(952)	16,847
Provision for (recovery of) doubtful accounts	(1,124)	2,718
Net Changes:
Accounts receivable	(1,011)	173
Other assets and deferred expenses	502	(3,443)
Deferred expenses	(51)	(80)
Accounts payable and other liabilities	8,283	10,253
Cash used in operating activities	(21,232)	(39,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Operating property improvements	(17,930)	(2,322)
Property development and redevelopment	(5,205)	(14,922)
Cash and restricted cash received upon consolidation of previously unconsolidated entity	685	—
Investments in unconsolidated ventures	—	(16,267)
Distributions from unconsolidated ventures	3,699	484
Cash used in investing activities	(18,751)	(33,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(988)	(940)
Taxes paid on restricted stock vesting	(605)	—
Preferred distributions to noncontrolling interest in subsidiary	(700)	—
Fees paid in connection with equity issuances	(206)	—
Net investment by Former Parent	—	74,847
Cash (used in) provided by financing activities	(2,499)	73,907

Net change in cash, cash equivalents and restricted cash	(42,482)	1,731
Cash, cash equivalents and restricted cash at beginning of period	167,845	43,845
Cash, cash equivalents and restricted cash at end of period	125,363	45,576

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	123,276	3,344
Restricted cash	2,087	42,232
Cash, cash equivalents and restricted cash at end of period	$125,363	$45,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$3,525	$6,443
Interest capitalized	3,348	667

NON-CASH TRANSACTIONS
Accrued property improvements, developments, and redevelopments	$(894)	$(11,034)
Capitalized stock compensation	259	319

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Equity

(Unaudited)

	Common stock		Net investment	Additional paid	Accumulated	Stockholders'	Noncontrolling
in thousands	Shares	Amount	by Former Parent	in capital	deficit	equity	interest	Total equity

Balance, December 31, 2023	—	—	$384,893	—	—	384,893	—	$384,893
Net loss	—	—	(44,078)	—	—	(44,078)	—	(44,078)
Net investment by Former Parent	—	—	48,317	—	—	48,317	—	48,317
Balance, March 31, 2024	—	—	$389,132	—	—	389,132	—	$389,132
Net loss	—	—	(34,997)	—	—	(34,997)	—	(34,997)
Net transfers from Former Parent	—	—	26,596	—	—	26,596	—	26,596
Balance, June 30, 2024	—	—	$380,731	—	—	380,731	—	$380,731

Balance, December 31, 2024	12,708	127	$—	613,015	(51,660)	561,482	9,900	$571,382
Net income (loss)	—	—	—	—	(31,888)	(31,888)	350	(31,538)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	—	(350)	(350)
Fees in connection with the Rights Offering	—	—	—	(12)	—	(12)	—	(12)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(18)	—	—	(508)	—	(508)	—	(508)
Stock compensation	9	—	—	2,085	—	2,085	—	2,085
Balance, March 31, 2025	12,699	127	—	614,580	(83,548)	531,159	9,900	541,059
Net income (loss)	—	—	—	—	(14,774)	(14,774)	350	(14,424)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	—	(350)	(350)
Fees in connection with the Rights Offering	—	—	—	(194)	—	(194)	—	(194)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(5)	—	—	(97)	—	(97)	—	(97)
Stock compensation	4	—	—	1,811	—	1,811	—	1,811
Balance, June 30, 2025	12,698	127	$—	616,100	(98,322)	517,905	9,900	$527,805

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Notes to Consolidated and Combined Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1.	Summary of Significant Accounting Policies

Description of the Company

Seaport Entertainment Group Inc. (“Seaport Entertainment Group,” “SEG,” the “Company,” “we,” “our” and “us”) is a Delaware corporation and was incorporated in 2024 in connection with, and anticipation of, Howard Hughes Holdings Inc.’s (“HHH” or “Former Parent”) spin-off of its entertainment-related assets in New York City and Las Vegas. The separation of Seaport Entertainment Group from HHH (the “Separation”), which was achieved through HHH’s pro rata distribution of 100% of the then-outstanding shares of common stock of Seaport Entertainment Group to holders of HHH common stock, was completed on July 31, 2024. Following the completion of the Separation, Seaport Entertainment Group became an independent, publicly traded company. On August 1, 2024, the Company’s common stock began trading on the NYSE American LLC under the symbol “SEG”. On June 30, 2025, the Company transferred the listing of the Company’s common stock from the NYSE American LLC to the New York Stock Exchange, continuing to trade under the symbol “SEG.”

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

Prior to the Separation, we operated as part of HHH and not as a standalone company. Our financial statements for the periods until the Separation on July 31, 2024 are combined financial statements prepared on a carve-out basis derived from the accounting records of HHH. Our financial statements for the periods beginning on and after August 1, 2024 are consolidated financial statements based on our financial position, results of operations and cash flows as a standalone company. The accompanying Unaudited Consolidated Financial Statements as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 have been prepared on a standalone basis and are derived from the accounting records of the Company. The accompanying Unaudited Combined Financial Statements for the three and six months ended June 30, 2024 have been prepared on a carve-out basis and are derived from the combined financial statements and accounting records of HHH as discussed below.

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

Basis of Presentation - Prior to Separation

The Unaudited Combined Financial Statements for the three and six months ended June 30, 2024 are presented as if the Company had been carved out of HHH. These Unaudited Combined Financial Statements reflect historical operations attributable to the Company and significant assumptions and allocations as well as attribution of certain assets and liabilities that were held by HHH prior to the Separation which are specifically identifiable or attributable to the Company.

All significant intercompany transactions within the Company have been eliminated. All transactions between the Company and HHH are considered to be effectively settled in the Unaudited Combined Financial Statements at the time the transaction is recorded, other than transactions described in Note 12 – Related-Party Transactions that have historically been settled in cash. The total net effect of the settlement of these intercompany transactions is reflected in the Unaudited Combined Statements of Cash Flows for the six months ended June 30, 2024 as a financing activity.

These Unaudited Combined Financial Statements for the three and six months ended June 30, 2024 include expense allocations for: (1) certain support functions that were provided on a centralized basis within HHH, including, but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, facilities, and risk management; and (2) employee benefits and compensation, including stock-based compensation. These expenses have been allocated to the Company on the basis of direct time spent on Company projects where identifiable, with the remainder allocated on a basis of revenue, headcount, payroll costs, or other applicable measures. For an additional discussion and quantification of expense allocations, see Note 12 – Related-Party Transactions.

Management believes the assumptions underlying the Unaudited Combined Financial Statements for the three and six months ended June 30, 2024, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. Nevertheless, the Unaudited Combined Financial Statements for the three and six months ended June 30, 2024 may not reflect the results of operations, financial position and cash flows had the Company been a standalone company during the period. Actual costs that the Company may have incurred had it been a standalone company during the three and six months ended June 30, 2024 would depend on several factors, including the chosen organization structure, whether functions were outsourced or performed by Company employees and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Debt obligations and related financing costs of HHH have not been included in the Unaudited Combined Financial Statements for the three and six months ended June 30, 2024, because the Company’s business was not a party to the obligations between HHH and the debt holders. Further, the Company did not guarantee any of HHH’s debt obligations.

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

HHH maintains stock-based compensation plans at a corporate level. The Company’s employees participated in such plans prior to the Separation and the portion of the cost of those plans related to the Company’s employees is included in the Unaudited Combined Statements of Operations for the three and six months ended June 30, 2024. Prior to the Separation, the Company established the Seaport Entertainment Group Inc. 2024 Equity Incentive Plan, and subsequent to July 31, 2024, the Company issued stock-based awards pursuant to such plan.

Net investment by Former Parent in the Unaudited Combined Statement of Equity for the three and six months ended June 30, 2024 represents HHH’s historical investment in the Company, the net effect of transactions with and allocations from HHH, and the Company’s retained earnings. All transactions reflected in Net investment by Former Parent have been considered as financing activities for purposes of the Unaudited Combined Statement of Cash Flows for the six months ended June 30, 2024. For additional information, see “Basis of Presentation - Prior to Separation” above and Note 12 – Related-Party Transactions.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. The Company has reclassified an aggregate of $3.1 million of Operating costs to Hospitality and Entertainment costs in the amounts of $1.2 million and $1.9 million, respectively, on our Unaudited Combined Statement of Operations for the three months ended June 30, 2024. The Company has reclassified an aggregate of $4.7 million of Operating costs to Hospitality and Entertainment costs in the amounts of $1.7 million and $3.0 million, respectively, on our Unaudited Combined Statement of Operations for the six months ended June 30, 2024.

The provision for (recovery of) doubtful accounts of $1.3 million and $2.3 million for the three and six months ended June 30, 2024, respectively, has been reclassified into Hospitality costs, Entertainment costs, and Operating costs on our Unaudited Combined Statement of Operations.

Certain reclassifications were also made to conform the prior period segment reporting to the current period segment presentation. These reclassifications are not material to the Unaudited Combined Statements of Operations for the three and six months ended June 30, 2024. Refer to Note 11 – Segments for additional information regarding the Company’s reportable operating segments.

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

Other receivables are primarily related to short-term trade receivables. The Company is exposed to credit losses through the sale of goods and services to customers. As required under ASC 326 Financial Instruments – Credit Losses (ASC 326), the Company assesses its exposure to credit loss related to these receivables on a quarterly basis based on historical collection experience and future expectations by portfolio. As of June 30, 2025 and December 31, 2024, there were no material past due receivables and there have been no material write-offs or recoveries of amounts previously written-off.

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Unaudited Consolidated Balance Sheets as of:

	June 30,	December 31,
in thousands	2025	2024
Tenant receivables	$1,415	$285
Straight-line rent receivables	2,974	2,780
Other receivables	4,010	2,181
Accounts receivable, net (a)	$8,399	$5,246
(a)	As of June 30, 2025 and December 31, 2024, the total reserve balance was $1.4 million and $2.6 million, respectively.

The following table summarizes the impacts of the collectability reserves in the accompanying Unaudited Consolidated and Combined Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
in thousands	2025	2024	2025	2024
Statements of Operations Location
Rental revenue	$(745)	$401	$(1,588)	$457
Hospitality costs	(19)	1	(44)	101
Entertainment costs	(390)	986	(647)	1,640
Operating costs	30	320	50	519
Total (income) expense impact	$(1,124)	$1,708	$(2,229)	$2,717

As of June 30, 2025 and December 31, 2024, no customer accounted for greater than 10% of the Company’s accounts receivable.

Stock-Based Compensation

Prior to the Separation on July 31, 2024, certain employees of the Company participated in HHH’s stock-based compensation plans. Stock-based compensation expense was attributed to the Company based on the awards and terms previously granted to those employees and was recorded in the Unaudited Consolidated and Combined Statements of Operations.  Subsequent to the Separation, the Company issued stock options, restricted stock and restricted stock units.  Stock-based compensation expense is measured based on the grant date fair value of those awards and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, except for shares of stock granted to non-employee directors which, unless otherwise provided under the applicable award agreement, are fully vested, and are expensed at the grant date. Stock-based compensation expense is based on awards outstanding, and forfeitures are recognized as they occur. Stock-based compensation expense is included as part of expenses in the accompanying Unaudited Consolidated and Combined Statements of Operations.

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

Revenue Recognition and Related Matters

Hospitality Revenue

Hospitality revenue is generated by the Seaport restaurants and the Tin Building by Jean-Georges (as defined below) through customer transactions or through agreements with sponsors. The customer transaction price is the net amount collected from the customer and is recognized as revenue at a point in time when the food or beverage is provided to the customer. These transactions are ordinarily settled with cash or credit card over a short period of time. Sponsorship related revenue is recognized on a straight-line basis over the contractual period of time.

Entertainment Revenue

Entertainment revenue related to contracts with customers is generally comprised of baseball-related ticket sales, concert-related ticket sales, events-related service revenue, concession sales, and related advertising and sponsorships revenue. Baseball season ticket sales are recognized over time as games take place. Single baseball and concert tickets are recognized at a point in time as the games and concerts take place. Baseball and concert ticket-related payments are made in advance or on the day of the event. Events-related service revenue is recognized at the time the customer receives the benefit of the service, with a portion of related payments made in advance, as per the agreements, and the remainder of the payment made on the day of the event. For concession sales, the transaction price is the net amount collected from the customer at the time of service and revenue is recognized at a point in time when the food or beverage is provided to the customer. In all other cases, the transaction prices are fixed, stipulated in the ticket, and representative in each case of a single performance obligation.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported by tenants. Minimum rent revenues also include amortization related to above and below-market tenant leases on acquired properties. Rent payments for landlord assets are due on the first day of each month during the lease term.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The amendments in this ASU will become effective for fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard when it becomes effective beginning with the fiscal year 2027 annual financial statements, and is currently evaluating the impact this guidance will have on the disclosures included in the Unaudited Notes to the Consolidated and Combined Financial Statements.

In July 2025, the FASB issued ASU-2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard introduces a practical expedient for all entities and an accounting policy election for entities other than public business entities related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments in this ASU are effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the guidance and its impact on the Company’s Unaudited Consolidated and Combined Financial Statements.

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

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings (Losses)/ Dividends		Share of Earnings (Losses)/ Distributions
					Three months ended		Six months ended
	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
in thousands except percentages	2025	2024	2025	2024	2025	2024	2025	2024
Equity Method Investments
The Lawn Club (b)	50%	50%	$3,025	$6,103	$779	$510	$621	$68
Tin Building by Jean-Georges (b) (c) (d)	100%	65%	—	7,746	—	(6,953)	—	(16,556)
Jean-Georges Restaurants	25%	25%	14,807	14,477	3	16	331	(150)
Investments in unconsolidated ventures			$17,832	$28,326	$782	$(6,427)	$952	$(16,638)
(a)	Ownership interests presented reflect the Company’s stated ownership interest, or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)	For these equity method investments, various provisions in the venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and preferred returns may result in the Company’s economic interest differing from its stated interest or final profit-sharing interest. For these investments, the Company recognizes income or loss based on the venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing interest.
(c)	On January 1, 2025, the Company became the primary beneficiary of the Tin Building by Jean-Georges and began consolidating the Company’s investment in this venture into the Company’s financial statements. Refer to discussion below for additional details.
(d)	On June 30, 2025, the Company’s ownership interest in the Tin Building by Jean-Georges increased to 100% through the execution of membership interest transfers from HHC Seafood Market Member, LLC, an indirect subsidiary of the Company (“HHC Seafood”), and VS-Fulton Seafood Market LLC, a wholly owned subsidiary of Jean-Georges Restaurants (“Fulton Partner” and together with HHC Seafood, the “Assignors”) to a wholly owned subsidiary of the Company. Refer to discussion below for additional details.

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

Tin Building by Jean-Georges

In 2015, the Company, together with Fulton Partner, formed Fulton Seafood Market, LLC (“Tin Building by Jean-Georges”) to operate a 53,783 square foot culinary marketplace in the historic Tin Building. The Fulton Partner is a wholly owned subsidiary of Jean-Georges Restaurants. The Company purchased a 25% interest in Jean-Georges Restaurants in March 2022 as discussed below.

On June 30, 2025, the Assignors entered into a membership interest transfer agreement pursuant to which the Assignors transferred 100% of their interests in the Tin Building by Jean-Georges to an indirect subsidiary of the Company. As a result of the transfer, an indirect subsidiary of the Company became the sole member of the Tin Building by Jean-Georges.

The Company owns 100% of the Tin Building and leased 100% of the space to the Tin Building by Jean-Georges joint venture. Throughout these Unaudited Notes to the Consolidated and Combined Financial Statements, references to the Tin Building relate to the Company’s 100% owned landlord operations and references to the Tin Building by Jean-Georges refer to the hospitality business in which the Company previously had an equity ownership interest, and, as of June 30, 2025, owns 100% of the equity interests. The Company, as landlord, funded 100% of the development and construction of the Tin Building. Under the previous terms of the Tin Building by Jean-Georges LLC agreement, the Company contributed the cash necessary to fund pre-opening, opening and operating costs of the Tin Building by Jean-Georges. The Fulton Partner was not required to make any capital contributions. The Tin Building was completed and placed in service during the third quarter of 2022 and the Tin Building by Jean-Georges culinary marketplace began operations in the third quarter of 2022.

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

The unaudited supplemental pro forma revenues and net losses of the Company were $39.4 million and $35.0 million, respectively, for the three months ended June 30, 2024 and $57.8 million and $79.1 million, respectively, for the six months ended June 30, 2024, and have been prepared for the Company as if the Tin Building by Jean-Georges was consolidated by the Company on January 1, 2024. The most significant adjustments in the pro forma financial information includes the elimination of rents between the Company and the joint venture and the elimination of the previous equity method investment in the joint venture as though the consolidation had occurred on January 1, 2024.

The unaudited pro forma financial information above is provided for informational purposes only and is not necessarily indicative of what actual results of operations would have been had the consolidation and related transactions been completed as of January 1, 2024 or that may be achieved in the future.

The Company’s investment in the Tin Building by Jean-Georges meets the threshold for disclosure of summarized income statement information for the three and six months ended June 30, 2024. Relevant financial statement information is summarized as follows:

	Three months ended	Six months ended
	June 30,	June 30,
in thousands	2024	2024
Income Statement
Revenues	$8,751	$15,406
Gross Margin	6,102	10,206
Net Loss	(6,953)	(16,556)

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

Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation and will expire on March 2, 2026. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges. As of June 30, 2025, this warrant had not been exercised and has a carrying value of zero.

Creative Culinary Management Company, LLC (“CCMC”), a wholly owned indirect subsidiary of Jean-Georges Restaurants, provided management services for certain retail and food and beverage businesses that the Company owns, either wholly or through partnerships with third parties. Pursuant to the various management agreements, CCMC was responsible for employment and/or supervision of all employees providing services for the food and beverage operations and restaurants as well as the day-to-day operations and accounting for the food and beverage operations. Effective January 1, 2025, as the Company’s initial step to internalize food and beverage operations at most of its wholly owned and joint venture-owned restaurants at the Seaport, the Company hired and onboarded employees of CCMC and entered into a services agreement (the “Services Agreement”) with CCMC to provide the necessary employees and services for CCMC to perform CCMC’s responsibilities under the various management agreements.

On June 30, 2025, indirect subsidiaries of the Company and wholly owned subsidiaries of Jean-Georges Restaurants entered into license agreements with respect to the license of certain intellectual property of Jean-Georges Restaurants for the Tin Building by Jean-Georges and the Fulton Restaurant (collectively, the “License Agreements”). As part of the restructuring transactions described above and in consideration of entry into the License Agreements, on July 1, 2025, an indirect subsidiary of the Company provided notice to CCMC terminating certain management agreements between CCMC and affiliates of the Company. As a result, the Services Agreement has been terminated pursuant to its terms.

3.	Other Assets and Liabilities

Other Assets, net

The following table summarizes the significant components of Other assets, net:

	June 30,	December 31,
in thousands	2025	2024
Intangibles	$15,801	$17,379
Security and other deposits	10,995	11,116
Food and beverage and merchandise inventory	2,849	1,875
Prepaid expenses	5,468	4,862
Other	172	569
Other assets, net	$35,285	$35,801

Accounts Payable and Other Liabilities

The following table summarizes the significant components of Accounts payable and other liabilities:

	June 30,	December 31,
in thousands	2025	2024
Deferred income	$15,260	$3,946
Accounts payable and accrued expenses	11,207	10,998
Construction payables	107	73
Accrued payroll and other employee liabilities	4,711	5,961
Accrued interest	660	84
Tenant and other deposits	535	682
Other	522	1,367
Accounts payable and other liabilities	$33,002	$23,111

4.	Mortgages Payable, Net

Mortgages Payable

Mortgages payable, net are summarized as follows:

	June 30,	December 31,
in thousands	2025	2024
Fixed-rate debt
Secured mortgages payable	$40,101	$41,087
Variable-rate debt
Secured mortgages payable	61,300	61,300
Unamortized deferred financing costs	(769)	(794)
Mortgages payable, net	$100,632	$101,593

As of June 30, 2025, land, buildings and equipment, developments, and other collateral with an aggregate net book value of $243.0 million have been pledged as collateral for the Company’s debt obligations. Secured mortgages payable are without recourse to the Company as of June 30, 2025.

Secured Mortgages Payable

The Company’s outstanding mortgages are collateralized by certain of the Company’s real estate assets. The Company’s fixed-rate debt obligation requires semi-annual installments of principal and interest, and the Company’s variable-rate debt requires monthly installments of only interest. As of June 30, 2025, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development.

The following table summarizes the Company’s secured mortgages payable:

	June 30, 2025			December 31, 2024
		Interest			Interest
$in thousands	Principal	Rate	Maturity Date	Principal	Rate	Maturity Date
Fixed rate (a)	$40,101	4.92%	December 15, 2038	$41,087	4.92%	December 15, 2038
Variable rate (b) (c)	61,300	11.30%	July 1, 2029	61,300	9.49%	July 1, 2029
Secured mortgages payable	$101,401			$102,387
(a)	The Company has one fixed-rate debt obligation as of June 30, 2025 and December 31, 2024. The interest rate presented is based upon the coupon rate of the debt.
(b)	The Company has one variable-rate debt obligation as of June 30, 2025 and December 31, 2024. The interest rate presented is based on the applicable reference interest rate as of June 30, 2025 and December 31, 2024.
(c)	The Company has a total return swap with the lender in connection with its variable-rate debt. At June 30, 2025, the assumed rate of the indebtedness associated with our variable-rate debt obligation is based on SOFR + 4.5%, which is the combination of the interest rates on two instruments: (i) the variable-rate debt obligation, pursuant to which the Company is obligated to pay the lender an amount equal to SOFR + 7.0%, and (ii) the total return swap, pursuant to which the Company is entitled to receive 2.5% from the lender. The cash flows from this total return swap do not vary based on any underlying variable and there is no net settlement; as such, it is not considered to meet the criteria of ASC 815 Derivatives and Hedging and determined to not be a derivative.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

		June 30, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
in thousands	Hierarchy	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and Restricted cash	Level 1	$125,363	$125,363	$167,845	$167,845
Accounts receivable, net (a)	Level 3	8,399	8,399	5,246	5,246
Liabilities:
Fixed-rate debt (b)	Level 2	40,101	38,955	41,087	40,032
Variable-rate debt (b)	Level 2	61,300	61,300	61,300	61,300
(a)	Accounts receivable, net is shown net of an allowance of $1.4 million at June 30, 2025 and $2.6 million at December 31, 2024. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
(b)	Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash and Accounts receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the SOFR or U.S. Treasury obligation interest rates as of June 30, 2025. Refer to Note 4 - Mortgages Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

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

Operating Leases

The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net, and Operating lease obligations on the Unaudited Consolidated Balance Sheets. See Note 9 – Leases for additional information. Contractual rental expense was $1.7 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and $3.3 million and $3.7 million for the six months ended June 30, 2025 and 2024, respectively. The amortization of straight‑line rents included in the contractual rent amount was $0.6 million for each of the three months ended June 30, 2025 and 2024, and $1.1 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.

7.	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The Company generated operating losses in the interim periods presented. The income tax benefit recognized related to this loss was zero for each of the three and six months ended June 30, 2025 and 2024, after an assessment of the available positive and negative evidence, which causes the Company’s effective tax rate to deviate from the federal statutory rate.

8.	Revenues

Revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following presents the Company’s revenues disaggregated by revenue source:

	Three months ended June 30,		Six months ended June 30,
in thousands	2025	2024	2025	2024
Revenues from contracts with customers
Recognized at a point in time or over time
Hospitality revenue	$15,177	9,053	$22,912	13,130
Entertainment revenue	19,908	17,153	24,117	20,717
Other revenue	484	650	820	983
Total	35,569	26,856	47,849	34,830

Rental and lease-related revenues
Rental revenue	4,232	6,814	8,021	13,351
Total revenues	$39,801	$33,670	$55,870	$48,181

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to deferred Aviators and Seaport concert series ticket sales and sponsorship revenues. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

Contract
in thousands	Liabilities
Balance at December 31, 2023	$3,707
Consideration earned during the period	(18,104)
Consideration received during the period	26,110
Balance at June 30, 2024	$11,713

Balance at December 31, 2024	$3,946
Consideration earned during the period	(21,137)
Consideration received during the period	32,451
Balance at June 30, 2025	$15,260

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of the 2025 Aviators baseball season and 2025 concert series, as well as performance under various sponsorship agreements. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations from contracts with customers as of June 30, 2025 is $24.8 million. The Company expects to recognize this amount as revenue over the following periods:

	Less than 1		3 years and
in thousands	year	1-2 years	thereafter	Total
Total remaining unsatisfied performance obligations	$18,197	$2,409	4,241	$24,847

The Company’s remaining performance obligations are adjusted to reflect any known contract cancellations, revisions to customer agreements, and deferrals, as appropriate.

During the three months ended June 30, 2025 and 2024, no customer accounted for 10% or more of the Company’s total revenue.

During the six months ended June 30, 2025, no customer accounted for 10% or more of the Company’s total revenue. During the six months ended June 30, 2024, revenue from one customer accounted for approximately 12% of the Company’s total revenue, through a related-party transaction.

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

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The majority of the Company’s leases have remaining lease terms ranging from approximately 10 years to approximately 50 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases various buildings and office space constructed on its ground leases to third parties.

The Company’s leased assets and liabilities are as follows:

	June 30,	December 31,
in thousands	2025	2024
Assets
Operating lease right-of-use assets, net	$45,949	$38,682
Liabilities
Operating lease obligations	$55,787	$47,470

The components of lease expense are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
in thousands	2025	2024	2025	2024
Operating lease cost	$1,554	$1,548	$3,085	$3,095
Variable lease cost	180	67	247	620
Total lease cost	$1,734	$1,615	$3,332	$3,715

Future minimum lease payments as of June 30, 2025, are as follows:

in thousands	Operating Leases
Remainder of 2025	$1,337
2026	3,766
2027	4,385
2028	4,443
2029	4,504
Thereafter	234,210
Total lease payments	252,645
Less: imputed interest	(196,858)
Present value of lease liabilities	$55,787

Other information related to the Company’s lessee agreements is as follows:

Supplemental Unaudited Consolidated and Combined Statements of Cash Flows Information	Six months ended June 30,
in thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$2,034	$2,147
Non-cash transactions:
Adjustment to operating lease obligations(a)	$8,429	—
Adjustment to operating lease right-of-use assets(a)	8,429	—

(a)	The Company amended its corporate office lease whereby the maturity date was extended 10 years and certain rent terms were revised.

	June 30,	June 30,
Other Information	2025	2024
Weighted-average remaining lease term (years)
Operating leases	40.0	45.5
Weighted-average discount rate
Operating leases	8.2%	7.8%

Lessor Arrangements

The Company receives rental income from the leasing of retail, office, multi-family, and other space under operating leases, as well as certain variable tenant recoveries. Operating leases for our retail, office, and other properties are with a variety of tenants and have an average remaining term of approximately five years. Lease terms generally vary among tenants and may include early termination options, extension options, and fixed rental rate increases or rental rate increases based on an index. Multi-family leases generally have a term of 12 months or less. The Company elected the practical expedient to not separate lease components from non-lease components of its lease agreements for all classes of underlying assets.

During the three months ending June 30, 2025, an office tenant of Pier 17 exercised a termination option within its lease. As a result of the tenant exercising the termination option, the lease term now expires three years earlier than the stated maturity date. The Company received a $2.0 million payment during the three months ended June 30, 2025 upon exercise of the termination option.  An additional $2.0 million payment is due at the end of the revised term in February 2027. The Company recorded the payment received during the three months ended June 30, 2025 in accounts payable and other liabilities on our Unaudited Consolidated Balance Sheet as of June 30, 2025 and the Company will recognize the payment as revenue on the Statement of Operations on a straight-line basis over the revised term of the lease.

Minimum rent revenues related to commenced operating leases are as follows:

	Three months ended June 30,		Six months ended June 30,
in thousands	2025	2024	2025	2024
Total minimum rent revenues	$3,055	$5,261	$6,084	$10,422

Total future minimum rents associated with operating leases are as follows as of June 30, 2025:

Total Minimum
in thousands	Rent
Remainder of 2025	$5,649
2026	8,799
2027	8,793
2028	6,438
2029	6,537
Thereafter	54,967
Total	$91,183

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported by tenants. Minimum rent revenues reported on the Unaudited Consolidated and Combined Statements of Operations also include amortization related to above and below‑market tenant leases on acquired properties.

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

For the three and six months ended June 30, 2025 and 2024, loss per share attributable to common stockholders is computed as follows:

	Three months ended June 30,		Six months ended June 30,
in thousands, except per share data	2025	2024	2025	2024
Numerator - Basic
Net loss	$(14,424)	$(34,997)	$(45,962)	$(79,075)
Preferred distributions to noncontrolling interest in subsidiary	(350)	-	(700)	—
Net loss attributable to common stockholders - basic and diluted	$(14,774)	$(34,997)	$(46,662)	$(79,075)

Denominator
Weighted average shares outstanding - basic	12,695	5,522	12,695	5,522
Effect of dilutive securities	—	—	—	—
Weighted average shares outstanding - diluted	12,695	5,522	12,695	5,522

Net loss per share attributable to common stockholders - basic and diluted	$(1.16)	$(6.34)	$(3.68)	$(14.32)

The calculation of diluted earnings per share attributable to common stockholders excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive:

	Three months ended	Six months ended
in thousands	June 30, 2025	June 30, 2025
Shares issuable upon exercise of restricted stock and restricted stock units	(44)	39
Shares issuable upon exercise of stock options	—	—

During the three months ended June 30, 2025, the Company had more shares vested than issued, impacting the calculation of the potential anti-dilutive impact on weighted average shares outstanding for the period.

Noncontrolling Interest in Subsidiary

On July 31, 2024, a subsidiary of HHH that became our subsidiary in connection with the Separation, issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million. The Series A Preferred Stock ranks senior to the Company’s interest in our subsidiary with respect to dividend rights and rights upon liquidation, dissolution and other considerations. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock is not redeemable by the Company prior to July 11, 2029 except under limited circumstances intended to preserve certain tax benefits for HHH. Upon consolidation, the issued and outstanding preferred share interest is shown as Noncontrolling interest in subsidiary in our Unaudited Consolidated Balance Sheet as of June 30, 2025 and as of December 31, 2024 and the related dividends are reflected as Preferred distributions to noncontrolling interest in subsidiary in our Consolidated Statement of Operations during the three and six months ended June 30, 2025.

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

All operations are within the United States. The Company’s reportable segments are as follows:

●	Hospitality – consists of restaurant and retail businesses in the Historic District, Pier 17, and the Tin Building by Jean-Georges that are owned, either wholly or through joint ventures, and operated by the Company or through license and management agreements. The hospitality segment also includes the equity interest in Jean-Georges Restaurants. For the three and six months ended June 30, 2024, the net loss from the Tin Building by Jean-Georges is included in Equity in losses from unconsolidated ventures in the segment operating results below.
●	Entertainment – consists of baseball operations of the Aviators and Las Vegas Ballpark along with concert and other revenue generated at the Seaport in New York, New York.
●	Landlord Operations – consists of the Company’s rental operations associated with over 478,000 square feet of properties situated in three primary locations at the Seaport in New York, New York: Pier 17, Historic Area/Uplands, and Tin Building, as well as 250 Water Street.

Segment operating results are as follows:

			Landlord
in thousands	Hospitality(1)	Entertainment	Operations	Other(2)	Total
Three months ended June 30, 2025
Total revenues	$15,197	$20,118	$9,771	$(5,285)	$39,801
Hospitality Costs	(23,079)	—	—	5,234	(17,845)
Entertainment Costs	—	(15,411)	—	130	(15,281)
Operating costs	—	—	(7,739)	55	(7,684)
Total operating expenses	(23,079)	(15,411)	(7,739)	5,419	(40,810)
Other income (loss), net	(243)	117	—	—	(126)
Total segment expenses	(23,322)	(15,294)	(7,739)	5,419	(40,936)
Equity in earnings (losses) from unconsolidated ventures	782	—	—	—	782
Segment Adjusted EBITDA	(7,343)	4,824	2,032	134	(353)
Depreciation and amortization					(6,581)
Interest income (expense)					801
General and administrative expenses					(8,291)
Loss before income taxes					(14,424)
Income tax benefit (expense)					—
Net loss					(14,424)

Three months ended June 30, 2024
Total revenues	$9,053	$17,153	$9,139	(1,675)	$33,670
Hospitality Costs	(11,368)	—	—	1,675	(9,693)
Entertainment Costs	—	(14,925)	—	—	(14,925)
Operating costs	—	—	(10,375)	—	(10,375)
Total operating expenses	(11,368)	(14,925)	(10,375)	1,675	(34,993)
Other income (loss), net	2	(94)	1	—	(91)
Total segment expenses	(11,366)	(15,019)	(10,374)	1,675	(35,084)
Equity in earnings (losses) from unconsolidated ventures	(6,427)	—	—	—	(6,427)
Segment Adjusted EBITDA	(8,740)	2,134	(1,235)	—	(7,841)
Depreciation and amortization					(5,333)
Interest income (expense)					(3,210)
Provision for impairment					—
Loss on early extinguishment of debt					—
General and administrative expenses					(18,613)
Loss before income taxes					(34,997)
Income tax benefit (expense)					—
Net loss					$(34,997)
(1)	Period-over-period comparability is impacted by the consolidation of the Tin Building by Jean-Georges as of January 1, 2025. For prior periods in 2024, the Tin Building by Jean-Georges was an unconsolidated joint venture accounted for under the equity method in the Equity in earnings (losses) from unconsolidated ventures within our Hospitality segment.
(2)	Other includes any inter-segment eliminations necessary to reconcile to Unaudited Consolidated and Combined Company totals.

			Landlord
in thousands	Hospitality(1)	Entertainment	Operations	Other(2)	Total
Six months ended June 30, 2025
Total revenues	$22,933	$24,327	$18,571	$(9,961)	$55,870
Hospitality Costs	(43,508)	—	—	9,921	(33,587)
Entertainment Costs	—	(22,488)	—	130	(22,358)
Operating costs	—	—	(15,818)	55	(15,763)
Total operating expenses	(43,508)	(22,488)	(15,818)	10,106	(71,708)
Other income (loss), net	(243)	117	—	—	(126)
Total segment expenses	(43,751)	(22,371)	(15,818)	10,106	(71,834)
Equity in earnings (losses) from unconsolidated ventures	952	—	—	—	952
Segment Adjusted EBITDA	(19,866)	1,956	2,753	145	(15,012)
Depreciation and amortization					(14,672)
Interest income (expense)					1,795
General and administrative expenses					(18,073)
Loss before income taxes					(45,962)
Income tax benefit (expense)					—
Net loss					$(45,962)

Six months ended June 30, 2024
Total revenues	$13,130	$20,717	$17,557	$(3,223)	$48,181
Hospitality Costs	(19,184)	—	—	3,223	(15,961)
Entertainment Costs	—	(21,306)	—	—	(21,306)
Operating costs	—	—	(18,938)	—	(18,938)
Total operating expenses	(19,184)	(21,306)	(18,938)	3,223	(56,205)
Other income, net	4	(92)	5	—	(83)
Total segment expenses	(19,180)	(21,398)	(18,933)	3,223	(56,288)
Equity in earnings (losses) from unconsolidated ventures	(16,638)	—	—	—	(16,638)
Segment Adjusted EBITDA	(22,688)	(681)	(1,376)	—	(24,745)
Depreciation and amortization					(13,407)
Interest income (expense)					(5,756)
Provision for impairment
Loss on early extinguishment of debt					—
General and administrative expenses					(35,167)
Loss before income taxes					(79,075)
Income tax benefit (expense)					—
Net loss					$(79,075)
(1)	Period-over-period comparability is impacted by the consolidation of the Tin Building by Jean-Georges as of January 1, 2025. For prior periods in 2024, the Tin Building by Jean-Georges was an unconsolidated joint venture accounted for under the equity method in the Equity in earnings (losses) from unconsolidated ventures within our Hospitality segment.
(2)	Other includes any inter-segment eliminations necessary to reconcile to Unaudited Consolidated and Combined Company totals.

The following represents assets by segment and the reconciliation of total segment assets to total assets in the Unaudited Consolidated Balance Sheets as of:

	June 30,	December 31,
in thousands	2025	2024
Hospitality	$53,556	$54,020
Entertainment	121,658	125,207
Landlord Operations	411,997	397,584
Total segment assets	587,211	576,811
Corporate	130,015	166,745
Total assets	$717,226	$743,556

12.	Related-Party Transactions

Prior to the Separation, the Company had not historically operated as a standalone business and had various relationships with HHH whereby HHH provided services to the Company. The Company also engaged in transactions with CCMC and generates rental revenue by leasing space to equity method investees, which are related parties, as described below.

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

	Six months ended
	June 30,
in thousands	2025	2024
Net investment by Former Parent as reflected in the Unaudited Combined Statement of Cash Flows	$—	$74,847
Non-cash stock compensation expense	—	66
Net investment by Former Parent as reflected in the Unaudited Combined Statement of Equity	$—	$74,913

Corporate Overhead and Other Allocations

Prior to the Separation, HHH provided the Company certain services, including (1) certain support functions that were provided on a centralized basis within HHH, including but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Unaudited Combined Financial Statements for the three and six months ended June 30, 2024 reflect an allocation of these costs. When specific identification or a direct attribution of costs based on time incurred for the Company’s benefit is not practicable, a proportional cost method is used, primarily based on revenue, headcount, payroll costs or other applicable measures.

The allocation of expenses, net of amounts capitalized, from HHH to the Company were reflected as follows in the Unaudited Combined Statements of Operations:

	Three months ended		Six months ended
	June 30,		June 30,
in thousands	2025	2024	2025	2024
Operating costs	$—	$321	$—	$521
General and administrative	—	3,568	—	6,994
Other income, net	—	(8)	—	(16)
Total	$—	$3,881	$—	$7,499

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

The financial information herein may not necessarily reflect the combined financial position, results of operations, and cash flows of the Company in the future or what they would have been had the Company been a separate, standalone entity during the period from January 1, 2024 to June 30, 2024 and for the full year ended December 31, 2024. Management believes that the methods used to allocate expenses to the Company are reasonable; however, the allocations may not be indicative of actual expenses that would have been incurred had the Company operated as an independent, publicly traded company prior to the date of Separation. Actual costs that the Company may have incurred had it been a standalone company during the three and six months ended June 30, 2024 would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Company employees and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Unless otherwise stated, these intercompany transactions between the Company and HHH have been included in the Unaudited Combined Financial Statements for the three and six months ended June 30, 2024 and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Unaudited Combined Statements of Cash Flows as a financing activity for the six months ended June 30, 2024 and in the Unaudited Consolidated Balance Sheets as an adjustment to additional paid-in capital as of June 30, 2025 and as of December 31, 2024.

Stock Compensation

Prior to the Separation, the Company’s employees participated in HHH’s stock-compensation plan, and the Company was allocated a portion of stock compensation expense based on the services provided to the Company. The non-cash stock compensation expense for employee services directly attributable to the Company totaled $(0.6) million for the three months ended June 30, 2024, and $0.1 million for the six months ended June 30, 2024, and is included within general and administrative expenses in the Unaudited Combined Statements of Operations for the three and six months ended June 30, 2024. These expenses are presented net of $(0.1) million and $0.3 million capitalized to development projects during the three and six months ended June 30, 2024, respectively. Employee benefits and compensation expense, including stock-based compensation expense, related to the HHH employees who provided shared services to the Company prior to the Separation have also been allocated to the Company and are recorded in general and administrative expenses and included in the table above.

Related-Party Management Fees and Transition Services

Prior to the Separation, HHH provided management services to the Company for managing its real estate assets and the Company reimbursed HHH for expenses incurred and paid HHH a management fee for services provided. These landlord management fees amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2024.

As discussed in Note 2 – Investments in Unconsolidated Ventures, CCMC, a wholly owned indirect subsidiary of Jean-Georges Restaurants, which is a related party of the Company, also provided management services for certain of the Company’s retail and food and beverage businesses, either wholly owned or through partnerships with third parties. The Company’s businesses managed by CCMC included, but were not limited to, locations such as The Tin Building by Jean-Georges, The Fulton, and Malibu Farm. Effective January 1, 2025, as the Company’s initial step to internalize food and beverage operations at most of its wholly owned and joint venture-owned restaurants at the Seaport, the Company hired and onboarded employees of CCMC and entered into the Services Agreement with CCMC to provide the necessary employees and services for CCMC to perform CCMC’s responsibilities under the various management agreements.  Accordingly, employee compensation and benefits costs previously paid by, and reimbursed to, CCMC are now paid directly by the Company.  As of December 31, 2024, the Consolidated Balance Sheet reflects receivables for funds provided to CCMC to fund operations of $0.1 million with no corresponding receivable as of June 30, 2025.  As of June 30, 2025 and December 31, 2024, the Unaudited Consolidated Balance Sheets reflect accounts payable of $0.2 million and $0.5 million, respectively due to CCMC with respect to reimbursable expenses and management fees to be funded by the Company. The Company’s related-party management fees due to CCMC amounted to 0.4 million and $0.6 million during the three months ended June 30, 2025 and 2024, respectively. The Company’s related-party management fees due to CCMC amounted to $1.5 million and $1.1 million during the six months ended June 30, 2025 and 2024, respectively. Related party management fees for the three and six months ended June 30, 2025 include $0.3 million and $0.9 million, respectively, of fees related to the Tin Building by Jean-Georges, a previously unconsolidated joint venture accounted for under the equity method.  Refer to Note 2 – Investments in Unconsolidated Ventures for further information. On June 30, 2025, indirect subsidiaries of the Company and wholly owned subsidiaries of Jean-Georges Restaurants entered into the License Agreements with respect to the license of certain intellectual property of Jean-Georges Restaurants for the Tin Building by Jean-Georges and the Fulton Restaurant. As part of the restructuring transactions described above and in consideration of entry into the License Agreements, on July 1, 2025, an indirect subsidiary of the Company provided notice to CCMC terminating certain management agreements between CCMC and affiliates of the Company. As a result, the Services Agreement has been terminated pursuant to its terms.

In connection with the Separation, the Company entered into a transition services agreement with HHH that provides for the performance of certain services by HHH for our benefit for a period of time after the Separation. During the three and six months ended June 30, 2025, the Company recorded expenses of $23,000 and $0.1 million, respectively, related to this transition services agreement with HHH within general and administrative expenses.

In connection with and prior to the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced. Pursuant to the terms of the refinanced loan, we entered into a total return swap with the lender. See Note 4 – Mortgages Payable, Net for additional information. Our obligations under such total return swap are in turn supported by a guaranty provided by a subsidiary of HHH.  In consideration of providing such guarantee, the Company entered into an Indemnity Fee Agreement with HHH and pays an annual guaranty fee equal to 2.0% of the $61.3 million refinanced debt balance. The Company capitalized $0.3 million and $0.6 million of such fees to Net investment in real estate in the three and six months ended June 30, 2025, respectively.

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

The Unaudited Consolidated Balance Sheets reflect accounts receivable generated by rental revenue earned by the Company of $0.5 million due from the Lawn Club as of June 30, 2025 and $0.2 million due from both ventures as of December 31, 2024.

During the three months ended June 30, 2025 and 2024, the Unaudited Consolidated and Combined Statements of Operations reflect rental revenue associated with these related parties of $0.3 million and $3.1 million, respectively.  During the six months ended June 30, 2025 and 2024, the Unaudited Consolidated and Combined Statements of Operations reflect rental revenue associated with these related parties of $0.5 million and $6.0 million, respectively. This is primarily comprised of $2.9 million and $5.8 million from the Tin Building by Jean-Georges during the three and six months ended June 30, 2024.

Related-party Other Receivables

As of June 30, 2025, the Unaudited Consolidated Balance Sheets includes a $0.1 million receivable mainly related to operating expenses to be reimbursed by the Lawn Club venture. There was no other receivable balance as of December 31, 2024.

13.	Subsequent Events

Subsequent events and transactions were evaluated through the date the consolidated financial statements were issued.

On July 1, 2025, an indirect subsidiary of the Company provided notice to CCMC terminating certain management agreements between CCMC and affiliates of the Company. As a result, the Services Agreement has been terminated pursuant to its terms.

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

Entertainment

Entertainment includes the Las Vegas Aviators Triple-A Minor League Baseball team (the “Aviators”) and the Las Vegas Ballpark, our interest in and to the Fashion Show Mall Air Rights, events at The Rooftop at Pier 17, and sponsorship agreements related to these venues. The Aviators are a Triple-A affiliate of the Oakland Athletics and play at the Las Vegas Ballpark, a 10,000-person capacity ballpark located in Downtown Summerlin. The Rooftop at Pier 17 is a premier outdoor concert venue that hosts a popular Summer Concert Series featuring emerging and established musicians alike. Commencing in the fourth quarter of 2025, we plan to launch year-round concerts and events for The Rooftop at Pier 17 utilizing a seasonal floor-to-ceiling glass enclosure for the winter months. We see The Rooftop at Pier 17 as an opportunity to continue to drive events and entertainment growth as we believe that the demand for live music and private events is strong and accelerating.

Landlord Operations

Landlord Operations represents our ownership interests in, and operation of physical real estate assets located in the Seaport, a historic neighborhood in Lower Manhattan on the banks of the East River and within walking distance of the Brooklyn Bridge. Landlord Operations assets include:

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

Basis of Presentation

Prior to the Separation, we operated as part of HHH and not as a standalone company. Our financial statements for the periods until the Separation on July 31, 2024 are combined financial statements prepared on a carve-out basis and are derived from the accounting records of HHH. Our financial statements for the periods beginning on and after August 1, 2024 are consolidated financial statements based on our financial position, results of operations and cash flows as a standalone company. Accordingly, the accompanying Unaudited Consolidated Financial Statements as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 have been prepared on a standalone basis and are derived from the accounting records of the Company. The accompanying Unaudited Combined Financial

Statements for the three and six months ended June 30, 2024 have been prepared on a carve-out basis and are derived from the combined financial statements and accounting records of HHH.

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

Management Strategies and Operational Changes

As discussed elsewhere in this Quarterly Report, we historically operated as part of HHH and not as a standalone company. Therefore, our historical results prior to the Separation are reflective of the management strategies and operations of the Company based on the direction and strategies of HHH. Additionally, our historical results reflect the allocation of expenses from HHH associated with certain services prior to the Separation, including (1) certain support functions that were provided on a centralized basis within HHH, including but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Unaudited Combined Financial Statements for the three and six months ended June 30, 2024 reflect an allocation of these costs. As a standalone public company, our ongoing costs related to such support functions may differ from, and may potentially exceed, the amounts that have been allocated to the Company in the Company’s Unaudited Combined Financial Statements for the three and six months ended June 30, 2024. Following the Separation, HHH continues to provide some of these services on a transitional basis in exchange for agreed-upon fees. In addition to one-time costs to design and establish our corporate functions, we will also incur incremental costs associated with being a standalone public company, including additional labor costs, such as salaries, benefits, and potential bonuses and/or stock based compensation awards for staff additions to establish certain corporate functions historically supported by HHH and not covered by the transition services agreement, and corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, Securities and Exchange Commission (“SEC”) filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees. As a standalone company, our future results and cost structure may differ based on new strategies and operational changes implemented by our management team, which may include changes to our chosen organizational structure, whether functions are outsourced or performed by Company employees, and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Tin Building and our Investment in the Tin Building by Jean-Georges

The Company owns 100% of the Tin Building which was completed and placed in service in our Landlord Operations segment during the third quarter of 2022. The Company leases 100% of the rentable space in the Tin Building to the Tin Building by Jean-Georges joint venture, a Hospitality segment business in which we recognized 100% of the economic interest in accordance with the equity method through December 31, 2024. As of January 1, 2025, in conjunction with the internalization of food and beverage operations, the Company began consolidating the Tin Building by Jean-Georges joint venture within the Hospitality segment. The Company recognizes lease payments from the Tin Building by Jean-Georges in Rental revenue within the Landlord Operations segment. As the Company recognizes 100% of operating income or losses from the Tin Building by Jean-Georges, the Tin Building lease has no net impact to the Company’s total net loss. However, Landlord Operations Adjusted EBITDA, as defined below, includes only rental revenue related to the Tin Building lease payments, and does not include rent expense in Equity in losses from unconsolidated ventures for the three and six months ended June 30, 2024 or rent expense for the three and six months ended June 30, 2025 included in Hospitality costs in Hospitality Adjusted EBITDA. The rental revenue and hospitality costs associated with the lease payments are eliminated in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2025. See Note 2 – Investments in Unconsolidated Ventures in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report for additional details related to the Tin Building by Jean-Georges joint venture and unaudited pro forma information.

On June 30, 2025, the Assignors entered into a membership interest transfer agreement pursuant to which the Assignors transferred 100% of their interests in the Tin Building by Jean-Georges to an indirect subsidiary of the Company. As a result of the transfer, an indirect subsidiary of the Company became the sole member of the Tin Building by Jean-Georges.

Prior to June 30, 2025, the Tin Building by Jean-Georges was managed by CCMC, a related party that is indirectly owned by Jean-Georges Restaurants. On June 30, 2025, indirect subsidiaries of the Company and wholly owned subsidiaries of Jean-Georges Restaurants entered into License Agreements with respect to the license of certain intellectual property of Jean-Georges Restaurants for the Tin Building by Jean-Georges and the Fulton Restaurant. As part of the restructuring transactions described above and in consideration of entry into the License Agreements, on July 1, 2025, an indirect subsidiary of the Company provided notice to CCMC terminating certain management agreements between CCMC and affiliates of the Company. As a result, the Services Agreement has been terminated pursuant to its terms.

The Tin Building by Jean-Georges had a soft opening in August 2022 and a grand opening celebration in late September 2022, with an expanded focus on experiences including in-person dining, retail shopping and delivery and limited operating hours. In 2023, the Tin Building by Jean-Georges was open seven days per week, with strong foot traffic and sales. However, operating losses at the Tin Building by Jean-Georges joint venture remained elevated, as the venture continues to refine its operating model. Performance at the Tin Building by Jean-Georges improved in 2024 and operating results remained consistent with prior year during the three and six months ended June 30, 2025. As the Company is the sole owner of the Tin Building by Jean-Georges as of June 30, 2025, the future success of the Tin Building by Jean-Georges may have a significant impact on our results of operations.

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

Lease Renewals and Occupancy

As of June 30, 2025, the average remaining term of our occupied retail, office, and other properties leases where we are the lessor was approximately six years, excluding renewal options. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases, re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. In January 2025, the Company entered into a lease with immersive entertainment and experience creator, Meow Wolf, to occupy approximately 74,000 square feet of vacant space in Pier 17, inclusive of a space currently occupied and expiring in December 2025. During the three months ending June 30, 2025, an office tenant of Pier 17 exercised a termination option within its lease. As a result of the tenant exercising the termination option, the lease term now expires three years earlier than the stated maturity date. The Company received a $2.0 million payment during the three months ended June 30, 2025 upon exercise of the termination option.  An additional $2.0 million payment is due at the end of the revised term in February 2027. The Company recorded the payment received during the three months ended June 30, 2025 in accounts payable and other liabilities on our Unaudited Consolidated Balance Sheet as of June 30, 2025 and the Company will recognize the payment as revenue on the Statement of Operations on a straight-line basis over the revised term of the lease. We continue to monitor our lease renewals and occupancy rates. As of June 30, 2025, our real estate assets at the Seaport were 83% leased or programmed.

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

Significant Items Impacting Comparability

Separation Costs. The Company incurred pre-tax charges related to the planned separation from HHH, primarily related to legal and consulting costs, of $7.9 million and $17.1 million for the three and six months ended June 30, 2024, respectively. No costs related to the Separation were incurred or recorded for the three or six months ended June 30, 2025.

Shared Service Costs. Prior to the Separation, HHH provided the Company certain services, including (1) certain support functions that were provided on a centralized basis within HHH, including, but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Unaudited Combined Financial Statements for the three and six months ended June 30, 2024 reflect an allocation of these costs. When specific identification or a direct attribution of costs based on time incurred for the Company’s benefit is not practicable, a proportional cost method is used, primarily based on revenue, headcount, payroll costs or other applicable measures. The Company recorded expenses associated with shared services that are not directly attributable to the Company of $3.9 million and $7.5 million for the three and six months ended June 30, 2024, respectively.

Tin Building by Jean-Georges. On June 30, 2025, the Assignors entered into a membership interest transfer agreement pursuant to which the Assignors transferred 100% of their interests in the Tin Building by Jean-Georges to an indirect subsidiary of the Company. As a result of the transfer, an indirect subsidiary of the Company became the sole member of the Tin Building by Jean-Georges. The Company owns 100% of the Tin Building and leased 100% of the space to the Tin Building by Jean-Georges joint venture. Throughout this Form 10-Q, references to the Tin Building relate to the Company’s 100% owned landlord operations and references to the Tin Building by Jean-Georges refer to the hospitality business in which the Company previously had an equity ownership interest, and as of June 30, 2025, owns 100%. See Tin Building and our Investment in the Tin Building by Jean-Georges above for additional details.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth our operating results:

	Three Months Ended June 30,		Change
in thousands except percentages	2025	2024	$	%
REVENUES
Hospitality revenue	$15,177	$9,053	$6,124	68%
Entertainment revenue	19,908	17,153	2,755	16%
Rental revenue	4,232	6,814	(2,582)	(38)%
Other revenue	484	650	(166)	(26)%
Total revenue	39,801	33,670	6,131	18%
EXPENSES
Hospitality costs	17,845	9,693	8,152	84%
Entertainment costs	15,281	14,925	356	2%
Operating costs	7,684	10,375	(2,691)	(26)%
General and administrative	8,291	18,613	(10,322)	(55)%
Depreciation and amortization	6,581	5,333	1,248	23%
Total expenses	55,682	58,939	(3,257)	(6)%
OTHER
Other income (loss), net	(126)	(91)	(35)	38%
Total other	(126)	(91)	(35)	38%
Operating loss	(16,007)	(25,360)	9,353	37%
Interest income (expense)	801	(3,210)	4,011	125%
Equity in earnings (losses) from unconsolidated ventures	782	(6,427)	7,209	112%
Loss before income taxes	(14,424)	(34,997)	20,573	59%
Income tax (benefit) expense	—	—	—	0%
Net loss	(14,424)	(34,997)	20,573	59%
Preferred distributions to noncontrolling interest in subsidiary	(350)	—	(350)	(100)%
Net loss attributable to common stockholders	$(14,774)	$(34,997)	$20,223	58%

Net loss attributable to common stockholders decreased $20.2 million, or 58%, to $14.8 million for the three months ended June 30, 2025, compared to $35.0 million in the prior-year period, primarily due to a $10.3 million decrease in general and administrative expenses, a $4.0 million increase in interest income, and a decrease of $7.2 million in equity in losses from unconsolidated ventures.

The change in equity in losses from unconsolidated ventures, hospitality revenue, rental revenue, and hospitality costs are primarily due to the consolidation of the Tin Building by Jean-Georges as of January 1, 2025.

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

General and Administrative. General and administrative costs decreased $10.3 million to $8.3 million for the three months ended June 30, 2025, compared to $18.6 million in the prior-year period, primarily due to a $7.9 million decrease in separation costs, as well as reduced labor and administrative expenses incurred for the period.

Interest Income (Expense). Interest income increased $4.0 million to $0.8 million for the three months ended June 30, 2025, compared to a net expense of $3.2 million in the prior-year period. This change is primarily due to a $1.2 million increase in interest income, a $1.7 million increase in amounts capitalized to development assets and a $1.0 million decrease in interest expense on secured mortgages payable.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth our operating results:

	Six Months Ended June 30,		Change
in thousands except percentages	2025	2024	$	%
REVENUES
Hospitality revenue	$22,912	$13,130	$9,782	75%
Entertainment revenue	24,117	20,717	3,400	16%
Rental revenue	8,021	13,351	(5,330)	(40)%
Other revenue	820	983	(163)	(17)%
Total revenue	55,870	48,181	7,689	16%
EXPENSES
Hospitality costs	33,587	15,961	17,626	110%
Entertainment costs	22,358	21,306	1,052	5%
Operating costs	15,763	18,938	(3,175)	(17)%
General and administrative	18,073	35,167	(17,094)	(49)%
Depreciation and amortization	14,672	13,407	1,265	9%
Total expenses	104,453	104,779	(326)	0%
OTHER
Other income, net	(126)	(83)	(43)	52%
Total other	(126)	(83)	(43)	52%
Operating loss	(48,709)	(56,681)	7,972	14%
Interest income (expense)	1,795	(5,756)	7,551	131%
Equity in earnings (losses) from unconsolidated ventures	952	(16,638)	17,590	106%
Loss before income taxes	(45,962)	(79,075)	33,113	42%
Income tax (benefit) expense	—	—	—	0%
Net loss	(45,962)	(79,075)	33,113	42%
Preferred distributions to noncontrolling interest in subsidiary	(700)	—	(700)	(100)%
Net loss attributable to common stockholders	$(46,662)	$(79,075)	$32,413	41%

Net loss attributable to common stockholders decreased $32.4 million, or 41%, to $46.7 million for the six months ended June 30, 2025, compared to $79.1 million in the prior-year period, primarily due to a $17.1 million decrease in general and administrative expenses and a decrease of $17.6 million in equity in losses from unconsolidated ventures.

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

General and Administrative. General and administrative costs decreased $17.1 million to $18.1 million for the six months ended June 30, 2025, compared to $35.2 million in the prior-year period, primarily due to a $17.1 million decrease in separation costs.

Interest Income (Expense). Interest income increased $7.6 million to $1.8 million for the six months ended June 30, 2025, compared to a net expense of $5.8 million in the prior-year period. This change is primarily due to a $2.6 million increase in interest income, a $2.7 million increase in amounts capitalized to development assets and a $2.0 million decrease in interest expense on secured mortgages payable.

Segment Operating Results

Hospitality

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Hospitality:

	Three Months Ended				Six Months Ended
Hospitality Adjusted EBITDA(a)	June 30,		Change		June 30,		Change
in thousands except percentages	2025	2024	$	%	2025	2024	$	%
Hospitality revenue(b)	$15,197	$9,053	$6,144	68%	$22,933	$13,130	$9,803	75%
Total revenues	15,197	9,053	6,144	68%	22,933	13,130	9,803	75%
Hospitality costs(c)	(23,079)	(11,368)	(11,711)	103%	(43,508)	(19,184)	(24,324)	(127)%
Total operating expenses	(23,079)	(11,368)	(11,711)	103%	(43,508)	(19,184)	(24,324)	(127)%
Other income, net	(243)	2	(245)	(12,250)%	(243)	4	(247)	(6,175)%
Total expenses	(23,322)	(11,366)	(11,956)	105%	(43,751)	(19,180)	(24,571)	(128)%
Equity in earnings (losses) from unconsolidated ventures	782	(6,427)	7,209	(112)%	952	(16,638)	17,590	106%
Adjusted EBITDA	$(7,343)	$(8,740)	$1,397	(16)%	$(19,866)	$(22,688)	$2,822	12%

(a)	Period-over-period comparability is impacted by the consolidation of the Tin Building by Jean-Georges as of January 1, 2025. For prior periods in 2024, the Tin Building by Jean-Georges was an unconsolidated joint venture accounted for under the equity method in the Equity in earnings (losses) from unconsolidated ventures within our Hospitality segment.
(b)	Hospitality revenue includes amounts related to intercompany transactions that eliminate in the Statement of Operations.
(c)	Hospitality costs include amounts related to intercompany leases that eliminate in the Statement of Operations.

For the three months ended June 30, 2025

Hospitality Adjusted EBITDA increased $1.4 million compared to the prior-year period primarily due to the following:

Hospitality Revenue

Hospitality revenue increased $6.1 million to $15.2 million for the three months ended June 30, 2025, compared to $9.1 million in the prior-year period. This change was primarily due to an increase as a result of consolidating the Tin Building by Jean-Georges in 2025.

Hospitality Costs

Hospitality costs increased $11.7 million to $23.1 million for the three months ended June 30, 2025, compared to $11.4 million in the prior-year period.  This is primarily resulting from the consolidation of the Tin Building by Jean-Georges in 2025, partially offset by reduced expenses across various restaurants within the Seaport.

Equity in Earnings (Losses) from Unconsolidated Ventures

Equity in earnings (losses) from unconsolidated ventures increased $7.2 million to $0.8 million for the three months ended June 30, 2025, compared to losses of $6.4 million in the prior-year period. This change was primarily due to a $7.0 million decrease in losses as a result of consolidating the Tin Building by Jean-Georges as of January 1, 2025, and a $0.3 million increase in earnings for the Lawn Club.

For the six months ended June 30, 2025

Hospitality Adjusted EBITDA losses decreased $2.8 million compared to the prior-year period primarily due to the following:

Hospitality Revenue

Hospitality revenue increased $9.8 million to $22.9 million for the six months ended June 30, 2025, compared to $13.1 million in the prior-year period. This change was primarily a result of consolidating the Tin Building by Jean-Georges as of January 1, 2025, as well as an increase as a result of the opening of new hospitality concepts during the period. This is partially offset by decreased revenue across various restaurants within the Seaport as a result of reduced operating hours during the period.

Hospitality Costs

Hospitality costs increased $24.3 million to $43.5 million for the six months ended June 30, 2025, compared to $19.2 million in the prior-year period.  The change is primarily due to the consolidation of the Tin Building by Jean-Georges as of January 1, 2025, partially offset by reduced expenses across various restaurants within the Seaport as a result of reduced operating hours during the period.

Equity in Earnings (Losses) from Unconsolidated Ventures

Equity in earnings (losses) from unconsolidated ventures increased $17.6 million to $1.0 million for the six months ended June 30, 2025, compared to losses of $16.6 million in the prior-year period. This change was primarily due to a $16.7 million decrease in losses as a result of consolidating the Tin Building by Jean-Georges as of January 1, 2025, a $0.5 million increase in earnings from Jean-Georges Restaurants, and a $0.6 million increase in earnings for the Lawn Club.

Entertainment

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Entertainment:

Entertainment Adjusted EBITDA	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands except percentages	2025	2024	$	%	2025	2024	$	%
Entertainment revenue(a)	$20,118	$17,153	$2,965	17%	$24,327	$20,717	$3,610	17%
Total revenues	20,118	17,153	2,965	17%	24,327	20,717	3,610	17%
Entertainment costs(b)	(15,411)	(14,925)	(486)	3%	(22,488)	(21,306)	(1,182)	(6)%
Total operating expenses	(15,411)	(14,925)	(486)	3%	(22,488)	(21,306)	(1,182)	6%
Other income, net	117	(94)	211	(224)%	117	(92)	209	(227)%
Total expenses	(15,294)	(15,019)	(275)	2%	(22,371)	(21,398)	(973)	(5)%
Adjusted EBITDA	$4,824	$2,134	$2,690	126%	$1,956	$(681)	$2,637	387%

(a)	Entertainment revenue includes amounts related to intercompany transactions that eliminate in the Statement of Operations.
(b)	Entertainment costs include amounts related to intercompany transactions that eliminate in the Company’s Statement of Operations.

For the three months ended June 30, 2025

Entertainment Adjusted EBITDA increased $2.7 million compared to the prior-year period primarily due to the following:

Entertainment Revenue

Entertainment revenue increased $3.0 million to $20.1 million for the three months ended June 30, 2025, compared to $17.2 million in the prior-year period. This change was primarily due to increased concert-related revenue as a result of additional concerts on The Rooftop at Pier 17 compared to the prior year period.

Entertainment Costs

Entertainment costs increased $0.5 million to $15.4 million for the three months ended June 30, 2025, compared to $14.9 million in the prior-year period. This change was primarily due to increased costs related to increased concert activity at the Seaport, partially offset by a reduction of the provision for doubtful accounts compared to the prior year period.

For the six months ended June 30, 2025

Entertainment Adjusted EBITDA increased $2.6 million compared to the prior-year period primarily due to the following:

Entertainment Revenue

Entertainment revenue increased $3.6 million to $24.3 million for the six months ended June 30, 2025, compared to $20.7 million in the prior-year period. This change was primarily due to increased concert-related revenue as a result of additional concerts on The Rooftop at Pier 17 compared to the prior year period, as well as increased revenue from the Aviators.

Entertainment Costs

Entertainment costs increased $1.2 million to $22.5 million for the six months ended June 30, 2025, compared to $21.3 million in the prior-year period. This change was primarily due to increased costs related to increased concert activity at the Seaport and increased operating expenses at the Aviators. This is partially offset by a reduction of the provision for doubtful accounts compared to the prior year period.

Landlord Operations

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Landlord Operations:

	Three Months Ended				Six Months Ended
Landlord Operations Adjusted EBITDA	June 30,		Change		June 30,		Change
in thousands except percentages	2025	2024	$	%	2025	2024	$	%
Rental revenue(a)	$9,287	$8,489	$798	9%	$17,751	$16,574	$1,177	7%
Other revenue	484	650	(166)	(26)%	820	984	(164)	(17)%
Total revenues	9,771	9,139	632	7%	18,571	17,558	1,013	6%
Operating costs(b)	(7,739)	(10,375)	2,636	(25)%	(15,818)	(18,938)	3,120	16%
Total operating expenses	(7,739)	(10,375)	2,636	(25)%	(15,818)	(18,938)	3,120	(16)%
Other income, net	—	1	(1)	(100)%	—	5	(5)	(100)%
Total expenses	(7,739)	(10,374)	2,635	(25)%	(15,818)	(18,933)	3,115	16%
Adjusted EBITDA	$2,032	$(1,235)	$3,267	(265)%	$2,753	$(1,375)	$4,128	300%

(a)	Rental revenue includes amounts related to intercompany leases that eliminate in the Company’s Statement of Operations.
(b)	Operating costs include amounts related to intercompany transactions that eliminate in the Company’s Statement of Operations.

For the three months ended June 30, 2025

Landlord Operations Adjusted EBITDA increased $3.3 million compared to the prior-year period primarily due to the following:

Rental Revenue

Rental revenue increased $0.8 million to $9.3 million for the three months ended June 30, 2025, compared to $8.5 million in the prior-year period. This change was primarily driven by a decrease in reserves affecting rental revenue compared to the prior-year period, recognition of termination fee revenue, and an increase in rent escalation revenue and revenue generated by variable-rent leases.

Other Revenue

Other revenue decreased $0.2 million to $0.5 million for the three months ended June 30, 2025, compared to $0.7 million for the prior-year period as a result of a decrease in sponsorship revenues attributable to landlord operations.

Operating Costs

Operating costs decreased $2.6 million to $7.7 million for the three months ended June 30, 2025, compared to $10.4 million in the prior year period. This change was primarily due to decreases in payroll and marketing costs period over period.

For the six months ended June 30, 2025

Landlord Operations Adjusted EBITDA increased $4.1 million compared to the prior-year period primarily due to the following:

Rental Revenue

Rental revenue increased $1.2 million to $17.8 million for the six months ended June 30, 2025, compared to $16.6 million in the prior-year period. This change was primarily driven by a decrease in reserves affecting rental revenue compared to the prior-year period and an increase in rent escalation revenue and revenue generated by variable-rent leases.

Other Revenue

Other revenue decreased $0.2 million to $0.8 million for the three months ended June 30, 2025, compared to $1.0 million for the prior-year period as a result of a decrease in sponsorship revenues attributable to landlord operations.

Operating Costs

Operating costs decreased $3.1 million to $15.8 million for the six months ended June 30, 2025, compared to $18.9 million in the prior year period. This change was primarily due to decreases in payroll and marketing costs period over period.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, our cash and cash equivalents were $123.3 million and $165.7 million, respectively. As of June 30, 2025 and December 31, 2024, our restricted cash was $2.1 million and $2.2 million, respectively. Prior to the Separation, we operated as a division within HHH’s consolidated structure, which used a centralized approach to cash management and financing of our operations. This arrangement is not reflective of the manner in which we would have financed our operations had we been a standalone, publicly traded company during the six months ended June 30, 2024 and during the full year ended December 31, 2024. Restricted cash is segregated in escrow accounts related to payment of principal and interest on the Company’s outstanding mortgages payable.

HHH’s third-party long-term debt and the related interest expense were not allocated to us for any of the periods presented as we were not the legal obligor nor were we a guarantor of such debt. As of each of June 30, 2025 and December 31, 2024, we had third-party mortgages payable of $101.4 million related to our 250 Water Street development, a variable-rate mortgage which requires monthly installments of only interest, and the Las Vegas Ballpark, a fixed-rate mortgage which requires semi-annual installments of principal and interest. As of each of June 30, 2025 and December 31, 2024, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development. In connection with the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced, with HHH paying down $53.7 million of the outstanding principal balance and SEG refinancing the remaining $61.3 million at an interest rate of SOFR plus a margin of 4.5% with a scheduled maturity date of July 1, 2029. On January 1, 2025, the mortgage loan on 250 Water Street was amended, increasing the stated margin rate from 5.0% to 7.0%. See Note 4 – Mortgages Payable, Net in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report for additional information.

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

Management believes that our existing cash balances and restricted cash balances, along with access to capital markets, provide (i) adequate liquidity to meet all of our current and long-term (beyond 12 months) obligations when due, including our third-party mortgages payable, and (ii) adequate liquidity to fund capital expenditures and development and redevelopment projects. However, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings, including the lowering of any of our credit ratings, or the absence of a credit rating, (2) the liquidity of the overall capital markets, and (3) the current state of the economy and, accordingly, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future, or at all, which could have a negative impact on our liquidity and capital resources. The cash flows presented in our Unaudited Consolidated and Combined Statement of Cash Flows for the six months ended June 30, 2024 may not be indicative of the cash flows we would have recognized had we operated as a standalone publicly traded company for the period presented.

Cash Flows

The following table sets forth a summary of our cash flows:

	Six Months Ended June 30,
in thousands	2025	2024
Cash used in operating activities	$(21,232)	$(39,149)
Cash used in investing activities	(18,751)	(33,027)
Cash (used in) provided by financing activities	(2,499)	73,907

Operating Activities

Cash used in operating activities decreased $17.9 million to $21.2 million in the six months ended June 30, 2025, compared to $39.1 million in the prior-year period. The decrease primarily relates to changes in cash used in operating activities in each of our segments and decreased general and administrative expenses.

Investing Activities

Cash used in investing activities decreased $14.3 million to $18.8 million in the six months ended June 30, 2025, compared to $33.0 million in the prior-year period. The decrease in cash used in investing activities was primarily related to the consolidation of the Tin Building by Jean-Georges.

Financing Activities

Cash provided by financing activities decreased $76.4 million to cash used in financing activities of $2.5 million in the six months ended June 30, 2025, compared to cash provided by financing activities of $73.9 million in the prior-year period, primarily due to the elimination of net transfers provided by HHH to fund the operating and investing activities described above.

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

We have outstanding mortgages payable related to the 250 Water Street development and Las Vegas Ballpark, which are collateralized by certain of the Company’s real estate assets. A summary of our mortgages payable as of June 30, 2025 and December 31, 2024 can be found in Note 4 – Mortgages Payable, Net in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense was $1.7 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and $3.3 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively. The amortization of straight-line rents included in the contractual rent amount was $0.6 million for each of the three months ended June 30, 2025 and 2024, and $1.1 million and $1.2 million for each of the six months ended June 30, 2025 and 2024, respectively. A summary of our lease obligations as of June 30, 2025 and December 31, 2024, can be found in Note 9 – Leases in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report.

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

Variable Interest Entities

Methodology

Our Unaudited Consolidated and Combined Financial Statements include all of our accounts, including our majority owned and controlled subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. If the Company determined it was not the primary beneficiary of a VIE during the six months ended June 30, 2025 and December 31, 2024, the Company did not consolidate the VIE in which it holds a variable interest.

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

The Tin Building by Jean-Georges was previously classified as a variable interest entity. As of January 1, 2025, in conjunction with the internalization of food and beverage operations, the Company, through employing the management team personnel and directing the operating activities that most significantly impact the Tin Building by Jean-Georges’ economic performance, became the primary beneficiary of the Tin Building by Jean-Georges and began consolidating the Tin Building by Jean-Georges into the Company’s financial statements.  See Note 2 – Investments in Unconsolidated Ventures for additional information.

On June 30, 2025, the Assignors entered into a membership interest transfer agreement pursuant to which the Assignors transferred 100% of their interests in the Tin Building by Jean-Georges to an indirect subsidiary of the Company. As a result of the transfer, an indirect subsidiary of the Company became the sole member of the Tin Building by Jean-Georges.

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

Judgments and Uncertainties

The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we do not capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated during the development period, and the subsequent depreciation of the real estate would be overstated. For the six months ended June 30, 2025 and 2024, we capitalized development costs of $5.2 million and $3.9 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk with respect to our variable-rate mortgage payable as increases in interest rates would cause our payments to increase. With respect to our fixed-rate mortgage payable, increases in interest rates could make it more difficult to refinance such debt when it becomes due.

Based on our variable rate debt balance, interest expense would have increased by approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively, if short-term interest rates had been 1% higher. As of June 30, 2025, the weighted average interest rate on the $40.1 million of fixed-rate indebtedness outstanding was 4.92% per annum, with principal paydowns at various dates through December 15, 2038.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently and expect from time to time in the future to be involved in legal proceedings that arise in the ordinary course of our business. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. The results of any current or future litigation cannot be predicted with certainty; however, as of June 30, 2025, we believe there were no pending lawsuits or claims against us that, individually or in the aggregate, could have a material adverse effect on our business, results of operations or financial condition. For more information, see Note 6 - Commitments and Contingencies in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K.

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

Date: August 11, 2025

SEAPORT ENTERTAINMENT GROUP INC.

By:	/s/ Matthew M. Partridge
Name:	Matthew M. Partridge
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Lenah J. Elaiwat
Name:	Lenah J. Elaiwat
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)