Form 10-Q
period 2025-09-30
Seaport Entertainment Group Inc.
filed 2025-11-10
CIK 2009684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 7, 2025, there were 12,735,071 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including, without limitation, those related to our future operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements and may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” ”could,” “will,” “transform,” “would” or the negative of these terms and other statements of similar expression. These forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, performance, achievements, or results, to differ materially from any predictions of future results, performance, achievements or results that we express or imply in this Quarterly Report.

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

Some of the risks, uncertainties and other important factors that may affect future results or cause actual results to differ materially from those expressed or implied by forward-looking statements include:

●	risks related to our separation from, and relationship with, HHH;
●	macroeconomic conditions, such as volatility in the capital markets, inflation, elevated interest rates and a prolonged recession or downturn in the national economy, any of which could impact us, our tenants or consumers;
●	the impact of tariffs and global trade disruptions on us and our tenants, including the impact on inflation, interest rates, supply chains and consumer sentiment and spending;
●	changes in discretionary consumer spending patterns or consumer tastes or preferences;
●	risks associated with our investments in real estate assets and trends in the real estate industry;
●	our ability to obtain operating and development capital on favorable terms, or at all, including our ability to obtain or refinance debt capital, particularly considering our business operations require substantial cash;
●	the availability of debt and equity capital;
●	our ability to renew our leases or re-lease available space;

●	our ability to compete effectively;
●	our ability to successfully identify, acquire, develop and manage properties on terms that are favorable to us;
●	the impact of uncertainty around, and disruptions to, our supply chain, including labor shortages and shipping delays;
●	risks related to the concentration of our properties and operations in New York City and the Las Vegas area, including fluctuations in the regional and local economies and local real estate conditions;
●	social, political and economic instability, unrest and other circumstances beyond our control could adversely affect our business operations;
●	adverse changes in laws or regulations governing our operation, changes in the interpretation thereof, or newly enacted laws or regulations could require changes to our business practices, adversely impact our revenues and/or impose additional costs on us;
●	extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business;
●	the impact of water and electricity shortages on our business;
●	the contamination of our properties by hazardous or toxic substances;
●	catastrophic events or geopolitical conditions, such as public health crises, that may disrupt our business;
●	actual or threatened terrorist activity and other acts of violence, or the perception of a heightened threat of such events;
●	losses that are not insured or that exceed the applicable insurance limits;
●	risks related to disruption or failure of information technology networks and related systems—both ours and those operated and managed by third parties—including data breaches and other cybersecurity attacks;
●	our ability to attract and retain key personnel;
●	our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners, including joint venture partners;
●	risks related to the concentration of ownership of our common stock by Pershing Square Capital Management, L.P. and its rights pursuant to both the investor rights agreement we entered into with it on October 17, 2024 and our amended and restated certificate of incorporation; and
●	the other risks and uncertainties described herein or identified under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
in thousands, except par value amounts	(unaudited)
ASSETS
Buildings and equipment	$538,948	$522,667
Less: accumulated depreciation	(221,205)	(215,484)
Land	9,497	9,497
Developments	—	146,461
Net investment in real estate	327,240	463,141
Assets held for sale	144,425	—
Investments in unconsolidated ventures	16,511	28,326
Cash and cash equivalents	106,215	165,667
Restricted cash	10,585	2,178
Accounts receivable, net	9,856	5,246
Deferred expenses, net	3,963	4,515
Operating lease right-of-use assets, net	45,493	38,682
Other assets, net	34,786	35,801
Total assets	$699,074	$743,556

LIABILITIES
Mortgages payable, net	$39,345	$101,593
Mortgages payable related to assets held for sale	61,300	—
Operating lease obligations	56,260	47,470
Accounts payable and other liabilities	46,428	23,111
Total liabilities	203,333	172,174

EQUITY
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 480,000 shares authorized, 12,735 issued and outstanding as of September 30, 2025 and 12,708 issued and outstanding as of December 31, 2024	127	127
Additional paid in capital	617,250	613,015
Accumulated deficit	(131,536)	(51,660)
Total stockholders' equity	485,841	561,482
Noncontrolling interest in subsidiary	9,900	9,900
Total equity	495,741	571,382
Total liabilities and equity	$699,074	$743,556

The accompanying notes are an integral part of these consolidated financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
in thousands, except per share data	2025	2024	2025	2024
REVENUES
Hospitality revenue	$16,603	$8,954	$39,515	$22,084
Entertainment revenue	22,151	23,243	46,268	43,960
Rental revenue	5,614	6,639	13,635	19,990
Other revenue	682	594	1,502	1,577
Total revenues	45,050	39,430	100,920	87,611

EXPENSES
Hospitality costs	19,919	9,260	53,506	25,221
Entertainment costs	20,285	19,671	42,643	40,977
Operating costs	7,393	9,375	23,156	28,313
General and administrative	17,932	18,319	36,005	53,486
Depreciation and amortization	6,931	7,694	21,603	21,101
Total expenses	72,460	64,319	176,913	169,098

OTHER
Loss on assets held for sale	(3,988)	—	(3,988)	—
Other income (loss), net	(2,500)	4,798	(2,626)	4,715
Total other	(6,488)	4,798	(6,614)	4,715
Operating loss	(33,898)	(20,091)	(82,607)	(76,772)
Interest income (expense)	(128)	(3,133)	1,667	(8,889)
Equity in earnings (losses) from unconsolidated ventures	1,162	(7,487)	2,114	(24,125)
Loss on extinguishment of debt	—	(1,563)	—	(1,563)
Loss before income taxes	(32,864)	(32,274)	(78,826)	(111,349)
Income tax expense (benefit)	—	—	—	—
Net loss	(32,864)	(32,274)	(78,826)	(111,349)
Preferred distributions to noncontrolling interest in subsidiary	(350)	(237)	(1,050)	(237)
Net loss attributable to common stockholders	$(33,214)	$(32,511)	$(79,876)	$(111,586)

Total weighted average shares
Basic	12,720	5,522	12,704	5,522
Diluted	12,720	5,522	12,704	5,522

Net loss per share attributable to common stockholders
Basic	$(2.61)	$(5.89)	$(6.29)	$(20.21)
Diluted	$(2.61)	$(5.89)	$(6.29)	$(20.21)

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
in thousands	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,826)	$(111,349)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	18,856	18,479
Amortization	2,747	2,622
Amortization of deferred financing costs	40	462
Straight-line rent amortization	1,979	(616)
Stock compensation expense	14,016	958
Other	2,845	—
Loss on extinguishment of debt	—	1,563
Loss on assets held for sale	3,988	—
Equity in earnings (losses) from unconsolidated ventures, net of distributions and impairment charges	(2,114)	24,607
Provision for (recovery of) doubtful accounts	(681)	4,472
Net Changes:
Accounts receivable	(3,085)	(2,437)
Other assets and deferred expenses	212	(575)
Deferred expenses	(181)	(161)
Accounts payable and other liabilities	13,644	14,004
Cash used in operating activities	(26,560)	(47,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Operating property improvements	(22,192)	(2,980)
Property development and redevelopment	(5,748)	(58,194)
Cash and restricted cash received upon consolidation of previously unconsolidated entity	685	—
Investments in unconsolidated ventures	—	(21,510)
Distributions from unconsolidated ventures	6,183	484
Cash used in investing activities	(21,072)	(82,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred financing costs	—	(472)
Principal payments on mortgages payable	(988)	(54,640)
Taxes paid on restricted stock vesting	(1,169)	—
Preferred distributions to noncontrolling interest in subsidiary	(1,050)	(237)
Fees paid in connection with equity issuances	(206)	—
Net investment by Former Parent	—	169,443
Cash (used in) provided by financing activities	(3,413)	114,094

Net change in cash, cash equivalents and restricted cash	(51,045)	(16,077)
Cash, cash equivalents and restricted cash at beginning of period	167,845	43,845
Cash, cash equivalents and restricted cash at end of period	116,800	27,768

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	106,215	23,727
Restricted cash	10,585	4,041
Cash, cash equivalents and restricted cash at end of period	$116,800	$27,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$6,594	$9,561
Interest capitalized	4,193	667

NON-CASH TRANSACTIONS
Accrued property improvements, developments, and redevelopments	$(585)	$(12,142)
Capitalized stock compensation	137	319

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Equity

(Unaudited)

	Common stock		Net investment	Additional paid	Accumulated	Stockholders'	Noncontrolling
in thousands	Shares	Amount	by Former Parent	in capital	deficit	equity	interest	Total equity

Balance, December 31, 2023	—	—	$384,893	—	—	384,893	—	$384,893
Net loss	—	—	(44,078)	—	—	(44,078)	—	(44,078)
Net investment by Former Parent	—	—	48,317	—	—	48,317	—	48,317
Balance, March 31, 2024	—	—	$389,132	—	—	389,132	—	$389,132
Net loss	—	—	(34,997)	—	—	(34,997)	—	(34,997)
Net transfers from Former Parent	—	—	26,596	—	—	26,596	—	26,596
Balance, June 30, 2024	—	—	$380,731	—	—	380,731	—	$380,731
Net loss	—	—	(22,478)	—	(10,033)	(32,511)	237	(32,274)
Net transfers from Former Parent	—	—	94,779	—	—	94,779	—	94,779
Issuance of noncontrolling interests	—	—	(9,900)	—	—	(9,900)	9,900	—
Reclassification of net parent investment to common stock and additional paid in capital	5,522	55	(443,132)	443,077	—	—	—	—
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	—	(237)	(237)
Stock compensation	182	2	—	706	—	708	—	708
Balance, September 30, 2024	5,704	57	$—	443,783	(10,033)	433,807	9,900	$443,707

Balance, December 31, 2024	12,708	127	$—	613,015	(51,660)	561,482	9,900	$571,382
Net income (loss)	—	—	—	—	(31,888)	(31,888)	350	(31,538)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	—	(350)	(350)
Fees in connection with the Rights Offering	—	—	—	(12)	—	(12)	—	(12)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(18)	—	—	(508)	—	(508)	—	(508)
Stock compensation	9	—	—	2,085	—	2,085	—	2,085
Balance, March 31, 2025	12,699	127	—	614,580	(83,548)	531,159	9,900	541,059
Net income (loss)	—	—	—	—	(14,774)	(14,774)	350	(14,424)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	—	(350)	(350)
Fees in connection with the Rights Offering	—	—	—	(194)	—	(194)	—	(194)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(5)	—	—	(97)	—	(97)	—	(97)
Stock compensation	4	—	—	1,811	—	1,811	—	1,811
Balance, June 30, 2025	12,698	127	—	616,100	(98,322)	517,905	9,900	527,805
Net income (loss)	—	—	—	—	(33,214)	(33,214)	350	(32,864)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	—	(350)	(350)
Fees in connection with the Rights Offering	—	—	—	—	—	—	—	—
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(20)	—	—	(562)	—	(562)	—	(562)
Stock compensation	57	—	—	1,712	—	1,712	—	1,712
Balance, September 30, 2025	12,735	127	$—	617,250	(131,536)	485,841	9,900	$495,741

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

Prior to the Separation, we operated as part of HHH and not as a standalone company. Our financial statements for the periods until the Separation on July 31, 2024 are combined financial statements prepared on a carve-out basis derived from the accounting records of HHH. Our financial statements for the periods beginning on and after August 1, 2024 are consolidated financial statements based on our financial position, results of operations and cash flows as a standalone company. The accompanying Unaudited Consolidated Financial Statements as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 have been prepared on a standalone basis and are derived from the accounting records of the Company. The accompanying Unaudited Combined Financial Statements for the three and nine months ended September 30, 2024 have been prepared on a stand-alone basis and are derived from the combined financial statements and accounting records of the Company from August 1, 2024 to September 30, 2024 and have been prepared on a carve-out basis and are derived from the combined financial statements and accounting records of HHH for January 1, 2024 to July 31, 2024 as discussed below.

The accompanying Unaudited Consolidated and Combined Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The accompanying Unaudited Consolidated and Combined Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the Company’s financial position, results of operations, and cash flows would have been had the Company operated as a standalone company for the entirety of all of the periods presented.

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

Basis of Presentation - Prior to Separation

The Unaudited Consolidated and Combined Financial Statements for the three and nine months ended September 30, 2024 are presented as if the Company had been carved out of HHH for the period from January 1, 2024 to July 31, 2024. These Unaudited Combined Financial Statements reflect historical operations attributable to the Company and significant assumptions and allocations as well as attribution of certain assets and liabilities that were held by HHH prior to the Separation which are specifically identifiable or attributable to the Company.

All significant intercompany transactions within the Company have been eliminated. All transactions between the Company and HHH are considered to be effectively settled in the Unaudited Combined Financial Statements at the time the transaction is recorded, other than transactions described in Note 12 – Related-Party Transactions that have historically been settled in cash. The total net effect of the settlement of these intercompany transactions is reflected in the Unaudited Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2024 as a financing activity.

These Unaudited Consolidated and Combined Financial Statements for the three and nine months ended September 30, 2024 include expense allocations for the period prior to the Separation for: (1) certain support functions that were provided on a centralized basis within HHH, including, but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, facilities, and risk management; and (2) employee benefits and compensation, including stock-based compensation. These expenses have been allocated to the Company on the basis of direct time spent on Company projects where identifiable, with the remainder allocated on a basis of revenue, headcount, payroll costs, or other applicable measures. For an additional discussion and quantification of expense allocations, see Note 12 – Related-Party Transactions.

Management believes the assumptions underlying the Unaudited Consolidated and Combined Financial Statements for the three and nine months ended September 30, 2024, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. Nevertheless, the Unaudited Consolidated and Combined Financial Statements for the three and nine months ended September 30, 2024 may not reflect the results of operations, financial position and cash flows had the Company been a standalone company for the entirety of the periods. Actual costs that the Company may have incurred had it been a standalone company for the entirety of the three and nine month periods ended September 30, 2024 would depend on several factors, including the chosen organization structure, whether functions were outsourced or performed by Company employees and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Debt obligations and related financing costs of HHH have not been included in the Unaudited Consolidated and Combined Financial Statements for the three and nine months ended September 30, 2024, because the Company’s business was not a party to the obligations between HHH and the debt holders. Further, the Company did not guarantee any of HHH’s debt obligations.

Prior to the Separation, the income tax provision in the Unaudited Consolidated and Combined Statements of Operations was calculated as if the Company was operating on a standalone basis and filed separate tax returns in the jurisdictions in which it operates. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the carve-out. Following the Separation, the Company files its own tax return and the income tax provision reflects the Company’s tax balances that are realizable.

HHH maintains stock-based compensation plans at a corporate level. The Company’s employees participated in such plans prior to the Separation and the portion of the cost of those plans related to the Company’s employees is included in the Unaudited Consolidated and Combined Statements of Operations for the three and nine months ended September 30, 2024. Prior to the Separation, the Company established the Seaport Entertainment Group Inc. 2024 Equity Incentive Plan, and subsequent to July 31, 2024, the Company issued stock-based awards pursuant to such plan.

Net investment by Former Parent in the Unaudited Consolidated and Combined Statement of Equity for the three and nine months ended September 30, 2024 represents HHH’s historical investment in the Company, the net effect of transactions with and allocations from HHH, and the Company’s retained earnings. All transactions reflected in Net investment by Former Parent have been considered as financing activities for purposes of the Unaudited Consolidated and Combined Statement of Cash Flows for the nine months ended September 30, 2024. For additional information, see “Basis of Presentation - Prior to Separation” above and Note 12 – Related-Party Transactions.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. The Company has reclassified an aggregate of $2.5 million of Operating costs to Hospitality and Entertainment costs in the amounts of $0.8 million and $1.7 million, respectively, on our Unaudited Consolidated and Combined Statement of Operations for the three months ended September 30, 2024. The Company has reclassified an aggregate of $7.2 million of Operating costs to Hospitality and Entertainment costs in the amounts of $2.5 million and $4.7 million, respectively, on our Unaudited Consolidated and Combined Statement of Operations for the nine months ended September 30, 2024.

The provision for (recovery of) doubtful accounts of $0.3 million and $2.6 million for the three and nine months ended September 30, 2024, respectively, has been reclassified into Hospitality costs, Entertainment costs, and Operating costs on our Unaudited Consolidated and Combined Statement of Operations.

Certain reclassifications were also made to conform the prior period segment reporting to the current period segment presentation. These reclassifications are not material to the Unaudited Consolidated and Combined Statements of Operations for the three and nine months ended September 30, 2024. Refer to Note 11 – Segments for additional information regarding the Company’s reportable operating segments.

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

Restricted Cash

Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to the payment of principal and interest on the Company’s outstanding mortgages payable and the deposit received from the purchaser as part of the pending sale of the 250 Water Street development asset (“250 Water Street”).

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

Other receivables are primarily related to short-term trade receivables. The Company is exposed to credit losses through the sale of goods and services to customers. As required under ASC 326 Financial Instruments – Credit Losses (ASC 326), the Company assesses its exposure to credit loss related to these receivables on a quarterly basis based on historical collection experience and future expectations by portfolio. As of September 30, 2025 and December 31, 2024, there were no material past due receivables and there have been no material write-offs or recoveries of amounts previously written-off.

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Unaudited Consolidated Balance Sheets as of:

	September 30,	December 31,
in thousands	2025	2024
Tenant receivables	$1,593	$285
Straight-line rent receivables	2,920	2,780
Other receivables	5,343	2,181
Accounts receivable, net (a)	$9,856	$5,246
(a)	As of September 30, 2025 and December 31, 2024, the total reserve balance was $1.7 million and $2.6 million, respectively.

The following table summarizes the impacts of the collectability reserves in the accompanying Unaudited Consolidated and Combined Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
in thousands	2025	2024	2025	2024
Statements of Operations Location
Rental revenue	$317	$970	$(429)	$1,427
Hospitality costs	(2)	(77)	(21)	24
Entertainment costs	114	321	(276)	1,961
Operating costs	15	54	45	573
Total (income) expense impact	$444	$1,268	$(681)	$3,985

As of September 30, 2025, one customer accounted for greater than 10% of the Company’s accounts receivable and as of December 31, 2024, no customer accounted for greater than 10% of the Company’s accounts receivable.

Assets Held-for-Sale

The Company classifies assets as held for sale when the six criteria under ASC 360-10-45-9 are met. Once an asset is held for sale, the Company suspends capitalization, depreciation and amortization. Assets held for sale are reported at the lower of their carrying value or fair value less costs to sell beginning in the period the held for sale criteria are met. The carrying amounts of assets held for sale are adjusted each reporting period for subsequent changes in fair value less costs to sell, with losses recognized for any subsequent write-down to fair value less costs to sell, and gains recognized for any subsequent increase in fair value less costs to sell, but not in excess of the cumulative loss previously recognized.

    When assets are considered held for sale, but do not qualify as a discontinued operation, the Company presents qualifying assets and liabilities as held for sale on the consolidated balance sheet in all periods that the qualifying assets and liabilities meet the held for sale criteria. The components of the held for sale asset’s net income (loss) is recorded within the consolidated statement of operations.

 During the three months ended September 30, 2025, the Company entered into a purchase and sale agreement to sell 250 Water Street for a total purchase price of $151.0 million. In connection with the pending sale, the Company recorded a loss on sale of $4.0 million to other income (loss), net on the consolidated statement of operations to reduce the carrying value of 250 Water Street to its estimated selling price less costs to sell. The Company expects the sale to be completed within the next twelve months, and therefore, the carrying value of 250 Water Street as of September 30, 2025 is presented within assets held for sale on the Company’s Unaudited Consolidated Balance Sheet as of September 30, 2025.

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

Rental Revenue

Rental revenue is associated with the Company’s Landlord Operations assets and is comprised of minimum rent, percentage rent in lieu of fixed minimum rent, tenant recoveries, overage rent, and termination fee income.

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

Recently Issued or Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance and its impact on the Company’s consolidated and combined financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The amendments in this ASU will become effective for fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard when it becomes effective beginning with the fiscal year 2027 annual financial statements, and is currently evaluating the impact this guidance will have on the Company’s consolidated and combined financial statements and related disclosures.

In July 2025, the FASB issued ASU-2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard introduces a practical expedient for all entities and an accounting policy election for entities other than public business entities related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments in this ASU are effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the guidance and its impact on the Company’s consolidated and combined financial statements and related disclosures.

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

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings (Losses)/ Distributions		Share of Earnings (Losses)/ Distributions
					Three months ended		Nine months ended
	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
in thousands except percentages	2025	2024	2025	2024	2025	2024	2025	2024
Equity Method Investments
The Lawn Club (b)	50%	50%	$1,997	$6,103	$1,455	$388	$2,077	$456
Ssäm Bar (e)	—%	—%	—	—	—	181	—	181
Tin Building by Jean-Georges (b) (c) (d)	100%	65%	—	7,746	—	(7,903)	—	(24,459)
Jean-Georges Restaurants	25%	25%	14,514	14,477	(293)	(153)	37	(303)
Investments in unconsolidated ventures			$16,511	$28,326	$1,162	$(7,487)	$2,114	$(24,125)
(a)	Ownership interests presented reflect the Company’s stated ownership interest, or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
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
(c)	On January 1, 2025, the Company became the primary beneficiary of the Tin Building by Jean-Georges and began consolidating the Company’s investment in this venture into the Company’s financial statements. Refer to discussion below for additional details.
(d)	On June 30, 2025, the Company’s ownership interest in the Tin Building by Jean-Georges increased to 100% through the execution of membership interest transfers from HHC Seafood Market Member, LLC, an indirect subsidiary of the Company (“HHC Seafood”), and VS-Fulton Seafood Market LLC, a wholly owned subsidiary of Jean-Georges Restaurants (“Fulton Partner” and together with HHC Seafood, the “Assignors”) to a wholly owned subsidiary of the Company. Refer to discussion below for additional details.
(e)	The Ssäm Bar joint venture was liquidated in May 2024. Refer to discussion below for additional details.

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

The unaudited supplemental pro forma revenues and net losses of the Company were $44.7 million and $32.3 million, respectively, for the three months ended September 30, 2024 and $102.4 million and $111.3 million, respectively, for the nine months ended September 30, 2024, and have been prepared for the Company as if the Tin Building by Jean-Georges was consolidated by the Company on January 1, 2024. The most significant adjustments in the pro forma financial information includes the elimination of rents between the Company and the joint venture and the elimination of the previous equity method investment in the joint venture as though the consolidation had occurred on January 1, 2024.

The unaudited pro forma financial information above is provided for informational purposes only and is not necessarily indicative of what actual results of operations would have been had the consolidation and related transactions been completed as of January 1, 2024 or that may be achieved in the future.

The Company’s investment in the Tin Building by Jean-Georges meets the threshold for disclosure of summarized income statement information for the three and nine months ended September 30, 2024. Relevant financial statement information is summarized as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
in thousands	2024	2024
Income Statement
Revenues	$8,288	$23,694
Gross Margin	5,674	15,880
Net Loss	(7,903)	(24,459)

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

Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation and will expire on March 2, 2026. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges. As of September 30, 2025, this warrant had not been exercised and has a carrying value of zero.

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

3.	Other Assets and Liabilities

Other Assets, net

The following table summarizes the significant components of Other assets, net:

	September 30,	December 31,
in thousands	2025	2024
Intangibles	$15,013	$17,379
Security and other deposits	10,979	11,116
Food and beverage and merchandise inventory	2,406	1,875
Prepaid expenses	6,222	4,862
Other	166	569
Other assets, net	$34,786	$35,801

Accounts Payable and Other Liabilities

The following table summarizes the significant components of Accounts payable and other liabilities:

	September 30,	December 31,
in thousands	2025	2024
Deferred income	$1,950	$3,946
Accounts payable and accrued expenses	23,535	10,998
Construction payables	—	73
Accrued payroll and other employee liabilities	6,687	5,961
Accrued interest	1,152	84
Tenant and other deposits	7,207	682
Other	5,897	1,367
Accounts payable and other liabilities	$46,428	$23,111

4.	Mortgages Payable, Net

Mortgages Payable

Mortgages payable, net are summarized as follows:

	September 30,	December 31,
in thousands	2025	2024
Fixed-rate debt
Secured mortgages payable	$40,101	$41,087
Variable-rate debt
Secured mortgages payable	—	61,300
Unamortized deferred financing costs	(756)	(794)
Mortgages payable, net	$39,345	$101,593
Secured mortgages payable related to assets held for sale (1)	61,300	—
Mortgages payable related to assets held for sale	$61,300	$—
(1)	This mortgage relates to 250 Water Street, which is classified as held for sale as of September 30, 2025. Commencing on the date the mortgage was classified as held for sale, the Company has expensed interest related to the mortgage into Interest income (expense) on the Consolidated Statement of Operations. See Note 1 – Summary of Significant Accounting Policies – Assets Held-for-Sale.

As of September 30, 2025, land, buildings and equipment, developments, and other collateral with an aggregate net book value of $238.0 million have been pledged as collateral for the Company’s debt obligations. Secured mortgages payable are without recourse to the Company as of September 30, 2025.

Secured Mortgages Payable

The Company’s outstanding mortgages are collateralized by certain of the Company’s real estate assets. The Company’s fixed-rate debt obligation requires semi-annual installments of principal and interest, and the Company’s variable-rate debt requires monthly installments of only interest. As of September 30, 2025, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development.

The following table summarizes the Company’s secured mortgages payable:

	September 30, 2025			December 31, 2024
		Interest			Interest
$in thousands	Principal	Rate	Maturity Date	Principal	Rate	Maturity Date
Fixed rate (a)	$40,101	4.92%	December 15, 2038	$41,087	4.92%	December 15, 2038
Variable rate (b) (c)	61,300	11.30%	July 1, 2029	61,300	9.49%	July 1, 2029
Secured mortgages payable	$101,401			$102,387
(a)	The Company has one fixed-rate debt obligation as of September 30, 2025 and December 31, 2024. The interest rate presented is based upon the coupon rate of the debt.
(b)	The Company has one variable-rate debt obligation as of September 30, 2025 and December 31, 2024. The interest rate presented is based on the applicable reference interest rate as of September 30, 2025 and December 31, 2024.
(c)	The Company has a total return swap with the lender in connection with its variable-rate debt. At September 30, 2025, the assumed rate of the indebtedness associated with our variable-rate debt obligation is based on SOFR + 4.5%, which is the combination of the interest rates on two instruments: (i) the variable-rate debt obligation, pursuant to which the Company is obligated to pay the lender an amount equal to SOFR + 7.0%, and (ii) the total return swap, pursuant to which the Company is entitled to receive 2.5% from the lender. The cash flows from this total return swap do not vary based on any underlying variable and there is no net settlement; as such, it is not considered to meet the criteria of ASC 815 Derivatives and Hedging and determined to not be a derivative.

On January 1, 2025, the mortgage loan on 250 Water Street was amended to increase the margin from 5.0% to 7.0%.  The Company is entitled to receive this 2.0% increase from the lender by way of the total return swap, resulting in no change in cash flows to the Company.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

		September 30, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
in thousands	Hierarchy	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and Restricted cash	Level 1	$116,800	$116,800	$167,845	$167,845
Accounts receivable, net (a)	Level 3	9,856	9,856	5,246	5,246
Assets held for sale	Level 2	144,425	144,425	—	—
Liabilities:
Fixed-rate debt (b)	Level 2	40,101	39,153	41,087	40,032
Variable-rate debt (b)	Level 2	61,300	61,300	61,300	61,300
(a)	Accounts receivable, net is shown net of an allowance of $1.7 million at September 30, 2025 and $2.6 million at December 31, 2024. Refer to Note 1 - Summary of Significant Accounting Policies – Accounts Receivable, net for additional information on the allowance.
(b)	Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash and Accounts receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of assets held for sale in the table above was estimated based on the purchase and sale agreement to sell 250 Water Street (Level 2: observable market-based input). Refer to Note 1 – Summary of Significant Accounting Policies – Assets Held-for-Sale for additional information.

The fair value of fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the SOFR or U.S. Treasury obligation interest rates as of September 30, 2025. Refer to Note 4 - Mortgages Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amount for the Company’s variable-rate debt approximates fair value given that the interest rate is variable and adjusts with current market rates for instruments with similar risks and maturities.

6.	Commitments and Contingencies

Litigation

From time to time, the Company may be a party to certain legal proceedings incidental to the normal course of the Company’s business. While the outcome of legal proceedings cannot be predicted with certainty, the Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

Operating Leases

The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net, and Operating lease obligations on the Unaudited Consolidated Balance Sheets. See Note 9 – Leases for additional information. Contractual rental expense was $1.3 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, and $4.6 million and $5.0 million for the nine months ended September 30, 2025 and 2024, respectively. The amortization of straight‑line rents included in the contractual rent amount was $0.5 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $1.7 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively.

7.	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The Company generated operating losses in the interim periods presented. The income tax benefit recognized related to this loss was zero for each of the three and nine months ended September 30, 2025 and 2024, after an assessment of the available positive and negative evidence, which causes the Company’s effective tax rate to deviate from the federal statutory rate.

8.	Revenues

Revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following presents the Company’s revenues disaggregated by revenue source:

	Three months ended September 30,		Nine months ended September 30,
in thousands	2025	2024	2025	2024
Revenues from contracts with customers
Recognized at a point in time or over time
Hospitality revenue	$16,603	8,954	$39,515	22,084
Entertainment revenue	22,151	23,243	46,268	43,960
Other revenue	682	594	1,502	1,577
Total	39,436	32,791	87,285	67,621

Rental and lease-related revenues
Rental revenue	5,614	6,639	13,635	19,990
Total revenues	$45,050	$39,430	$100,920	$87,611

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to deferred Aviators and Seaport concert series ticket sales and sponsorship revenues. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

Contract
in thousands	Liabilities
Balance at December 31, 2023	$3,707
Consideration earned during the period	(38,525)
Consideration received during the period	39,145
Balance at September 30, 2024	$4,327

Balance at December 31, 2024	$3,946
Consideration earned during the period	(43,177)
Consideration received during the period	46,605
Balance at September 30, 2025	$7,374

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the 2025 concert series, as well as performance under various sponsorship agreements. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations from contracts with customers as of September 30, 2025 is $16.4 million. The Company expects to recognize this amount as revenue over the following periods:

	Less than 1		3 years and
in thousands	year	1-2 years	thereafter	Total
Total remaining unsatisfied performance obligations	$10,268	$2,445	3,668	$16,381

The Company’s remaining performance obligations are adjusted to reflect any known contract cancellations, revisions to customer agreements, and deferrals, as appropriate.

During the three months ended September 30, 2025 and 2024, no customer accounted for 10% or more of the Company’s total revenue.

During the nine months ended September 30, 2025, no customer accounted for 10% or more of the Company’s total revenue. During the nine months ended September 30, 2024, revenue from one customer accounted for approximately 10.1% of the Company’s total revenue, through a related-party transaction.

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

The Company’s leased assets and liabilities are as follows:

	September 30,	December 31,
in thousands	2025	2024
Assets
Operating lease right-of-use assets, net	$45,493	$38,682
Liabilities
Operating lease obligations	$56,260	$47,470

The components of lease expense are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in thousands	2025	2024	2025	2024
Operating lease cost	$1,598	$1,126	$4,683	$4,221
Variable lease cost	(298)	144	(51)	764
Total lease cost	$1,300	$1,270	$4,632	$4,985

Future minimum lease payments as of September 30, 2025, are as follows:

in thousands	Operating Leases
Remainder of 2025	$669
2026	3,766
2027	4,385
2028	4,443
2029	4,504
Thereafter	234,210
Total lease payments	251,977
Less: imputed interest	(195,717)
Present value of lease liabilities	$56,260

Other information related to the Company’s lessee agreements is as follows:

Supplemental Unaudited Consolidated and Combined Statements of Cash Flows Information	Nine months ended September 30,
in thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$2,703	$3,237
Non-cash transactions:
Adjustment to operating lease obligations(a)	$8,429	—
Adjustment to operating lease right-of-use assets(a)	8,429	—

(a)	The Company amended its corporate office lease whereby the maturity date was extended 10 years and certain rent terms were revised.

	September 30,	September 30,
Other Information	2025	2024
Weighted-average remaining lease term (years)
Operating leases	43.0	44.7
Weighted-average discount rate
Operating leases	8.2%	7.8%

Lessor Arrangements

The Company receives rental income from the leasing of retail, office, multi-family, and other space under operating leases, as well as certain variable tenant recoveries. Operating leases for our retail, office, and other properties are with a variety of tenants and have an average remaining term of approximately seven years, excluding renewal options. Lease terms generally vary among tenants and may include early termination options, extension options, and fixed rental rate increases or rental rate increases based on an index. Multi-family leases generally have a term of 12 months or less. The Company elected the practical expedient to not separate lease components from non-lease components of its lease agreements for all classes of underlying assets.

During the nine months ending September 30, 2025, an office tenant of Pier 17 exercised a termination option within its lease. As a result of the tenant exercising the termination option, the lease term now expires three years earlier than the stated maturity date. The Company received a $2.0 million payment during the nine months ended September 30, 2025 upon exercise of the termination option.  An additional $2.0 million payment is due at the end of the revised term in February 2027. The Company recorded the payment received during the nine months ended September 30, 2025 in accounts payable and other liabilities on our Unaudited Consolidated Balance Sheet as of September 30, 2025 and the

Company will recognize the payment as revenue on the Consolidated Statement of Operations on a straight-line basis over the revised term of the lease.

Minimum rent revenues related to commenced operating leases are as follows:

	Three months ended September 30,		Nine months ended September 30,
in thousands	2025	2024	2025	2024
Total minimum rent revenues	$3,093	$5,517	$9,177	$15,939

Total future minimum rents associated with operating leases are as follows as of September 30, 2025:

Total Minimum
in thousands	Rent
Remainder of 2025	$2,140
2026	8,799
2027	8,793
2028	6,438
2029	6,537
Thereafter	54,967
Total	$87,674

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

On the date of Separation, immediately prior to the Separation and as of September 30, 2024, there were 5,521,884 shares that were issued and outstanding. This share amount is being utilized for the calculation of basic earnings (loss) per share attributable to common stockholders for the periods in 2024 prior to the date of Separation because the Company was not a standalone public company prior to the date of Separation and there was no stock trading information available to calculate earnings (loss) per share attributable to common stockholders. In addition, for the periods in 2024 prior to the date of Separation, the computation of diluted earnings per share equals the basic earnings (loss) per share attributable to common stockholders calculation since there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260 and since common stock equivalents were antidilutive due to losses from operations.

For the three and nine months ended September 30, 2025 and 2024, loss per share attributable to common stockholders is computed as follows:

	Three months ended September 30,		Nine months ended September 30,
in thousands, except per share data	2025	2024	2025	2024
Numerator - Basic
Net loss	$(32,864)	$(32,274)	$(78,826)	$(111,349)
Preferred distributions to noncontrolling interest in subsidiary	(350)	(237)	(1,050)	(237)
Net loss attributable to common stockholders - basic and diluted	$(33,214)	$(32,511)	$(79,876)	$(111,586)

Denominator
Weighted average shares outstanding - basic	12,720	5,522	12,704	5,522
Effect of dilutive securities	—	—	—	—
Weighted average shares outstanding - diluted	12,720	5,522	12,704	5,522

Net loss per share attributable to common stockholders - basic and diluted	$(2.61)	$(5.89)	$(6.29)	$(20.21)

The calculation of diluted earnings per share attributable to common stockholders excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive:

	Three months ended	Nine months ended
in thousands	September 30, 2025	September 30, 2025
Shares issuable upon exercise of restricted stock and restricted stock units	98	76
Shares issuable upon exercise of stock options	—	—

Noncontrolling Interest in Subsidiary

On July 31, 2024, a subsidiary of HHH that became our subsidiary in connection with the Separation, issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million. The Series A Preferred Stock ranks senior to the Company’s interest in our subsidiary with respect to dividend rights and rights upon liquidation, dissolution or winding up of the subsidiary. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock is not redeemable by the Company prior to July 11, 2029 except under limited circumstances intended to preserve certain tax benefits for HHH. Upon consolidation, the issued and outstanding preferred share interest is shown as Noncontrolling interest in subsidiary in our Unaudited Consolidated Balance Sheet as of September 30, 2025 and as of December 31, 2024 and the related dividends are reflected as Preferred distributions to noncontrolling interest in subsidiary in our Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and for the three and nine months ended September 30, 2024.

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

All operations are within the United States. The Company’s reportable segments are as follows:

●	Hospitality – consists of restaurant and retail businesses in the Cobblestones, Pier 17, and the Tin Building by Jean-Georges that are owned, either wholly or through joint ventures, and operated by the Company or through license and management agreements. The hospitality segment also includes the equity interest in Jean-Georges Restaurants. For the three and nine months ended September 30, 2024, the net loss from the Tin Building by Jean-Georges is included in Equity in losses from unconsolidated ventures in the segment operating results below.
●	Entertainment – consists of baseball operations of the Aviators and Las Vegas Ballpark along with concert and other revenue generated at the Seaport in New York, New York.
●	Landlord Operations – consists of the Company’s rental operations associated with over 478,000 square feet of properties situated in three primary locations at the Seaport in New York, New York: Pier 17, Cobblestones, and Tin Building, as well as 250 Water Street.

Segment operating results are as follows:

			Landlord
in thousands	Hospitality(1)	Entertainment	Operations	Other(2)	Total
Three months ended September 30, 2025
Total revenues	$16,694	$22,524	$9,019	$(3,187)	$45,050
Hospitality Costs	(23,049)	—	—	3,130	(19,919)
Entertainment Costs	—	(20,532)	—	247	(20,285)
Operating costs	—	—	(7,510)	117	(7,393)
Loss on assets held for sale	—	—	(3,988)	—	(3,988)
Total operating expenses	(23,049)	(20,532)	(11,498)	3,494	(51,585)
Other income (loss), net	(309)	—	(2,191)	—	(2,500)
Total segment expenses	(23,358)	(20,532)	(13,689)	3,494	(54,085)
Equity in earnings (losses) from unconsolidated ventures	1,162	—	—	—	1,162
Segment Adjusted EBITDA	(5,502)	1,992	(4,670)	307	(7,873)
Depreciation and amortization					(6,931)
Interest income (expense)					(128)
General and administrative expenses					(17,932)
Loss before income taxes					(32,864)
Income tax benefit (expense)					—
Net loss					(32,864)

Three months ended September 30, 2024
Total revenues	$8,954	$23,243	$8,905	(1,672)	$39,430
Hospitality Costs	(10,932)	0	—	1,672	(9,260)
Entertainment Costs	—	(19,671)	—	—	(19,671)
Operating costs	—	—	(9,375)	—	(9,375)
Total operating expenses	(10,932)	(19,671)	(9,375)	1,672	(38,306)
Other income (loss), net	4,477	261	60	—	4,798
Total segment expenses	(6,455)	(19,410)	(9,315)	1,672	(33,508)
Equity in earnings (losses) from unconsolidated ventures	(7,487)	—	—	—	(7,487)
Segment Adjusted EBITDA	(4,988)	3,833	(410)	—	(1,565)
Depreciation and amortization					(7,694)
Interest income (expense)					(3,133)
Loss on early extinguishment of debt					(1,563)
General and administrative expenses					(18,319)
Loss before income taxes					(32,274)
Income tax benefit (expense)					—
Net loss					$(32,274)
(1)	Period-over-period comparability is impacted by the consolidation of the Tin Building by Jean-Georges as of January 1, 2025. For prior periods in 2024, the Tin Building by Jean-Georges was an unconsolidated joint venture accounted for under the equity method in the Equity in earnings (losses) from unconsolidated ventures within our Hospitality segment.
(2)	Other includes any inter-segment eliminations necessary to reconcile to Unaudited Consolidated and Combined Company totals.

			Landlord
in thousands	Hospitality(1)	Entertainment	Operations	Other(2)	Total
Nine months ended September 30, 2025
Total revenues	$39,626	$46,851	$27,590	$(13,147)	$100,920
Hospitality Costs	(66,557)	—	—	13,051	(53,506)
Entertainment Costs	—	(43,021)	—	378	(42,643)
Operating costs	—	—	(23,328)	172	(23,156)
Loss on assets held for sale	—	—	(3,988)	—	(3,988)
Total operating expenses	(66,557)	(43,021)	(27,316)	13,601	(123,293)
Other income (loss), net	(553)	117	(2,190)	—	(2,626)
Total segment expenses	(67,110)	(42,904)	(29,506)	13,601	(125,919)
Equity in earnings (losses) from unconsolidated ventures	2,114	—	—	—	2,114
Segment Adjusted EBITDA	(25,370)	3,947	(1,916)	454	(22,885)
Depreciation and amortization					(21,603)
Interest income (expense)					1,667
General and administrative expenses					(36,005)
Loss before income taxes					(78,826)
Income tax benefit (expense)					—
Net loss					$(78,826)

Nine months ended September 30, 2024
Total revenues	$22,083	$43,960	$26,463	$(4,895)	$87,611
Hospitality Costs	(30,116)	—	—	4,895	(25,221)
Entertainment Costs	—	(40,977)	—	—	(40,977)
Operating costs	—	—	(28,313)	—	(28,313)
Total operating expenses	(30,116)	(40,977)	(28,313)	4,895	(94,511)
Other income, net	4,482	168	65	—	4,715
Total segment expenses	(25,634)	(40,809)	(28,248)	4,895	(89,796)
Equity in earnings (losses) from unconsolidated ventures	(24,125)	—	—	—	(24,125)
Segment Adjusted EBITDA	(27,676)	3,151	(1,785)	—	(26,310)
Depreciation and amortization					(21,101)
Interest income (expense)					(8,889)
Loss on early extinguishment of debt					(1,563)
General and administrative expenses					(53,486)
Loss before income taxes					(111,349)
Income tax benefit (expense)					—
Net loss					$(111,349)
(1)	Period-over-period comparability is impacted by the consolidation of the Tin Building by Jean-Georges as of January 1, 2025. For prior periods in 2024, the Tin Building by Jean-Georges was an unconsolidated joint venture accounted for under the equity method in the Equity in earnings (losses) from unconsolidated ventures within our Hospitality segment.
(2)	Other includes any inter-segment eliminations necessary to reconcile to Unaudited Consolidated and Combined Company totals.

The following represents assets by segment and the reconciliation of total segment assets to total assets in the Unaudited Consolidated Balance Sheets as of:

	September 30,	December 31,
in thousands	2025	2024
Hospitality	$48,582	$54,020
Entertainment	120,811	125,207
Landlord Operations	413,462	397,584
Total segment assets	582,855	576,811
Corporate	116,219	166,745
Total assets	$699,074	$743,556

12.	Related-Party Transactions

Prior to the Separation, the Company had not historically operated as a standalone business and had various relationships with HHH whereby HHH provided services to the Company. The Company also engaged in transactions with CCMC and generates rental revenue by leasing space to equity method investees, which are related parties, as described below.

Net Transfers from Former Parent

As discussed in Note 1 – Summary of Significant Accounting Policies – Basis of Presentation – Prior to Separation and below, net investment by Former Parent is primarily impacted by allocation of expenses for certain services related to shared functions provided by HHH prior to the Separation and contributions from HHH which are the result of net funding provided by or distributed to HHH. The components of net investment by Former Parent are:

	Nine months ended
	September 30,
in thousands	2025	2024
Net investment by Former Parent as reflected in the Unaudited Combined Statement of Cash Flows	$—	$169,443
Non-cash stock compensation expense	—	249
Net investment by Former Parent as reflected in the Unaudited Combined Statement of Equity	$—	$169,692

Corporate Overhead and Other Allocations

Prior to the Separation, HHH provided the Company certain services, including (1) certain support functions that were provided on a centralized basis within HHH, including but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Unaudited Combined Financial Statements for the three and nine months ended September 30, 2024 reflect an allocation of these costs. When specific identification or a direct attribution of costs based on time incurred for the Company’s benefit is not practicable, a proportional cost method is used, primarily based on revenue, headcount, payroll costs or other applicable measures.

The allocation of expenses, net of amounts capitalized, from HHH to the Company were reflected as follows in the Unaudited Combined Statements of Operations:

	Three months ended		Nine months ended
	September 30,		September 30,
in thousands	2025	2024	2025	2024
Operating costs	$—	$37	$—	$558
General and administrative	—	5,232	—	12,226
Other income, net	—	(3)	—	(19)
Total	$—	$5,266	$—	$12,765

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

The financial information herein may not necessarily reflect the combined financial position, results of operations, and cash flows of the Company in the future or what they would have been had the Company been a separate, standalone entity during the entirety of the period from January 1, 2024 to September 30, 2024 and for the full year ended December 31, 2024. Management believes that the methods used to allocate expenses to the Company are reasonable; however, the allocations may not be indicative of actual expenses that would have been incurred had the Company operated as an independent, publicly traded company prior to the date of Separation. Actual costs that the Company may have incurred had it been a standalone company for the entirety of the three and nine month periods ended September 30, 2024 would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by Company employees and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Unless otherwise stated, these intercompany transactions between the Company and HHH have been included in the Unaudited Combined Financial Statements for the three and nine months ended September 30, 2024 and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Unaudited Combined Statements of Cash Flows as a financing activity for the nine months ended September 30, 2024 and in the Consolidated Balance Sheets as an adjustment to additional paid-in capital as of September 30, 2025 and as of December 31, 2024.

Stock Compensation

Prior to the Separation, the Company’s employees participated in HHH’s stock-compensation plan, and the Company was allocated a portion of stock compensation expense based on the services provided to the Company. The non-cash stock compensation expense for employee services directly attributable to the Company totaled $0.2 million for the three months ended September 30, 2024, and $0.3 million for the nine months ended September 30, 2024, and is included within general and administrative expenses in the Unaudited Combined Statements of Operations for the three and nine months ended September 30, 2024. These expenses are presented net of zero and $0.3 million capitalized to development projects during the three and nine months ended September 30, 2024, respectively. Employee benefits and compensation expense, including stock-based compensation expense, related to the HHH employees who provided shared services to the Company prior to the Separation have also been allocated to the Company and are recorded in general and administrative expenses and included in the table above.

Related-Party Management Fees and Transition Services

Prior to the Separation, HHH provided management services to the Company for managing its real estate assets and the Company reimbursed HHH for expenses incurred and paid HHH a management fee for services provided. These landlord management fees amounted to $0.1 million and $0.3 million for the three and nine months ended September 30, 2024.

As discussed in Note 2 – Investments in Unconsolidated Ventures – Jean-Georges Restaurants, CCMC, a wholly owned indirect subsidiary of Jean-Georges Restaurants, which is a related party of the Company, also provided management services for certain of the Company’s retail and food and beverage businesses, either wholly owned or through partnerships with third parties. The Company’s businesses managed by CCMC included, but were not limited to, locations such as The Tin Building by Jean-Georges, The Fulton, and Malibu Farm. Effective January 1, 2025, as the Company’s initial step to internalize food and beverage operations at most of its wholly owned and joint venture-owned restaurants at the Seaport, the Company hired and onboarded employees of CCMC and entered into the Services Agreement with CCMC to provide the necessary employees and services for CCMC to perform CCMC’s responsibilities under the various management agreements.  Accordingly, employee compensation and benefits costs previously paid by, and reimbursed to, CCMC are now paid directly by the Company.  As of December 31, 2024, the Consolidated Balance Sheet reflects receivables for funds provided to CCMC to fund operations of $0.1 million with no corresponding receivable as of September 30, 2025.  As of September 30, 2025 and December 31, 2024, the Unaudited Consolidated Balance Sheets reflect accounts payable of zero and $0.5 million, respectively, due to CCMC with respect to reimbursable expenses and management fees to be funded by the Company. The Company’s related-party management fees due to CCMC amounted to zero million and $0.6 million during the three months ended September 30, 2025 and 2024, respectively. The Company’s related-party management fees due to CCMC amounted to $1.5 million and $1.8 million during the nine months ended September 30, 2025 and 2024, respectively. Related party management fees for the three and nine months ended September 30, 2025 include zero and $0.9 million, respectively, of fees related to the Tin Building by Jean-Georges, a previously unconsolidated joint venture accounted for under the equity method.  Refer to Note 2 – Investments in Unconsolidated Ventures for further information. On June 30, 2025, indirect subsidiaries of the Company and wholly owned subsidiaries of Jean-Georges Restaurants entered into the License Agreements with respect to the license of certain intellectual property of Jean-Georges Restaurants for the Tin Building by Jean-Georges and the Fulton Restaurant. As part of the restructuring transactions described above and in consideration of entry into the License Agreements, on July 1, 2025, an indirect subsidiary of the Company provided notice to CCMC terminating certain management agreements between CCMC and affiliates of the Company. As a result, the Services Agreement has been terminated pursuant to its terms. Related party license fees related to the License Agreements with a wholly owned subsidiary of Jean-Georges Restaurants for the three and nine months ended September 30, 2025 were $0.6 million.

In connection with the Separation, the Company entered into a transition services agreement with HHH that provides for the performance of certain services by HHH for our benefit for a period of time after the Separation. During the three and nine months ended September 30, 2025, the Company recorded expenses of zero and $0.1 million, respectively, related to this transition services agreement with HHH within general and administrative expenses.

In connection with and prior to the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced. Pursuant to the terms of the refinanced loan, we entered into a total return swap with the lender. See Note 4 – Mortgages Payable, Net for additional information. Our obligations under such total return swap are in turn supported by a guaranty provided by a subsidiary of HHH.  In consideration of providing such guarantee, the Company entered into an Indemnity Fee Agreement with HHH and pays an annual guaranty fee equal to 2.0% of the $61.3 million refinanced debt balance. The Company capitalized $0.2 million and $0.8 million of such fees to Net investment in real estate in the three and nine months ended September 30, 2025, respectively.

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

The Unaudited Consolidated Balance Sheets reflect accounts receivable generated by rental revenue earned by the Company of $0.4 million due from the Lawn Club as of September 30, 2025 and $0.2 million due from both ventures as of December 31, 2024.

During the three months ended September 30, 2025 and 2024, the Unaudited Consolidated and Combined Statements of Operations reflect rental revenue associated with these related parties of $0.4 million and $3.1 million, respectively.  During the nine months ended September 30, 2025 and 2024, the Unaudited Consolidated and Combined Statements of Operations reflect rental revenue associated with these related parties of $0.9 million and $9.2 million, respectively. This is primarily comprised of $2.9 million and $8.6 million from the Tin Building by Jean-Georges during the three and nine months ended September 30, 2024.

Related-party Other Receivables

As of September 30, 2025, the Unaudited Consolidated Balance Sheets includes a $0.7 million receivable mainly related to operating expenses to be reimbursed by the Lawn Club venture. There was no other receivable balance as of December 31, 2024.

13.	Subsequent Events

Subsequent to September 30, 2025, the purchaser of 250 Water Street exercised its final option to extend the closing date. In connection with this extension, the purchaser paid an additional $1.0 million, increasing the total purchase price of the asset by this payment. As the asset was written down to its estimated fair value less costs to sell at September 30, 2025, this additional consideration is expected to decrease the loss on sale to be recognized subsequent to quarter end.

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

Hospitality

Hospitality represents our ownership interests in various food and beverage operating businesses and sponsorship agreements related to these businesses. We own, either wholly or through partnerships with third parties, and operate, including through license and management agreements, fine dining and casual dining restaurants, cocktail bars, nightlife and entertainment venues (The Fulton, Mister Dips, Carne Mare, Malibu Farm and Gitano), as well as the Tin Building by Jean-Georges, which offers a variety of culinary experiences, including restaurants, bars, grocery markets, retail, and private dining, and our unconsolidated venture, the Lawn Club. These businesses are all our tenants and are part of our Landlord Operations. We also have a 25% interest in Jean-Georges Restaurants. We aim to capitalize on opportunities in the food and beverage space to leverage growing consumer appetite for unique restaurant experiences as a catalyst to further expand the Company’s culinary footprint. Our Hospitality-related period-over-period comparisons do not adjust for operational revisions to our asset strategies from period to period, such as opening or closing restaurant concepts or redirecting operations to use space for private events and/or concerts.

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

•	the Cobblestones retail and other locations which include the Museum Block, Schermerhorn Row, and more;
•	250 Water Street, a full block development site approved for zoning of affordable and market-rate housing, office, retail, and community-oriented gathering space; and
•	85 South Street, an eight-story residential building.

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

Basis of Presentation

Prior to the Separation, we operated as part of HHH and not as a standalone company. Our financial statements for the periods until the Separation on July 31, 2024 are combined financial statements prepared on a carve-out basis and are derived from the accounting records of HHH. Our financial statements for the periods beginning on and after August 1, 2024 are consolidated financial statements based on our financial position, results of operations and cash flows as a standalone company. Accordingly, the accompanying Unaudited Consolidated Financial Statements as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 have been prepared on a stand-alone basis and are derived from the accounting records of the Company. The accompanying Unaudited Consolidated and Combined Financial Statements for the three and nine months ended September 30, 2024 have been prepared on a stand-alone basis and are derived from the combined financial statements and accounting records of the Company from August

1, 2024 to September 30, 2024 and have been prepared on a carve-out basis and are derived from the combined financial statements and accounting records of HHH for January 1, 2024 to July 31, 2024.

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

Management Strategies and Operational Changes

As discussed elsewhere in this Quarterly Report, we historically operated as part of HHH and not as a standalone company. Therefore, our historical results prior to the Separation are reflective of the management strategies and operations of the Company based on the direction and strategies of HHH. Additionally, our historical results reflect the allocation of expenses from HHH associated with certain services prior to the Separation, including (1) certain support functions that were provided on a centralized basis within HHH, including but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Unaudited Consolidated and Combined Financial Statements for the three and nine months ended September 30, 2024 reflect an allocation of these costs. As a standalone public company, our ongoing costs related to such support functions may differ from, and may potentially exceed, the amounts that have been allocated to the Company in the Company’s Unaudited Consolidated and Combined Financial Statements for the three and nine months ended September 30, 2024. Following the Separation, HHH continues to provide some of these services on a transitional basis in exchange for agreed-upon fees. In addition to one-time costs to design and establish our corporate functions, we will also incur incremental costs associated with being a standalone public company, including additional labor costs, such as salaries, benefits, and potential bonuses and/or stock based compensation awards for staff additions to establish certain corporate functions historically supported by HHH and not covered by the transition services agreement, and corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, Securities and Exchange Commission (“SEC”) filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees. As a standalone company, our future results and cost structure may differ based on new strategies and operational changes implemented by our management team, which may include changes to our chosen organizational structure, whether functions are outsourced or performed by Company employees, and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Tin Building and our Investment in the Tin Building by Jean-Georges

The Company owns 100% of the Tin Building which was completed and placed in service in our Landlord Operations segment during the third quarter of 2022. The Company leases 100% of the rentable space in the Tin Building to the Tin Building by Jean-Georges joint venture, a Hospitality segment business in which we recognized 100% of the economic interest in accordance with the equity method through December 31, 2024. As of January 1, 2025, in conjunction with the internalization of food and beverage operations, the Company began consolidating the Tin Building by Jean-Georges joint venture within the Hospitality segment. The Company recognizes lease payments from the Tin Building by Jean-Georges in Rental revenue within the Landlord Operations segment. As the Company recognizes 100% of operating income or losses from the Tin Building by Jean-Georges, the Tin Building lease has no net impact to the Company’s total net loss. However, Landlord Operations Adjusted EBITDA, as defined below, includes only rental revenue related to the Tin Building lease payments, and does not include rent expense in Equity in losses from unconsolidated ventures for the three and nine months ended September 30, 2024 or rent expense for the three and nine months ended September 30, 2025 included in Hospitality costs in Hospitality Adjusted EBITDA. The rental revenue and hospitality costs associated with the lease payments are eliminated in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2025. See Note 2 – Investments in Unconsolidated Ventures in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report for additional details related to the Tin Building by Jean-Georges joint venture and unaudited pro forma information.

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

The Tin Building by Jean-Georges had a soft opening in August 2022 and a grand opening celebration in late September 2022, with an expanded focus on experiences including in-person dining, retail shopping and delivery and limited operating hours. In 2023, the Tin Building by Jean-Georges was open seven days per week, with strong foot traffic and sales. However, operating losses at the Tin Building by Jean-Georges joint venture remained elevated, as the venture continues to refine its operating model. Performance at the Tin Building by Jean-Georges improved in 2024 and operating results have improved from prior year during the three and nine months ended September 30, 2025. As the Company is the sole owner of the Tin Building by Jean-Georges as of September 30, 2025, the future success of the Tin Building by Jean-Georges may have a significant impact on our results of operations.

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

During the fall and winter months, our operations tend to slow down due to the colder weather, which results in fewer outdoor events and less foot traffic at our restaurants, and the end of the Aviators baseball season. This seasonality pattern results in lower revenues during these periods. Moreover, severe winter weather conditions, such as snowstorms and freezing temperatures, can further deter customers from visiting our restaurants, further impacting our revenues and cash flow. Our seasonality also results in fluctuations in cash and cash equivalents, accounts receivable, deferred expenses, and accounts payable and other liabilities at different times during the year.

Lease Renewals and Occupancy

As of September 30, 2025, the average remaining term of our occupied retail, office, and other properties leases where we are the lessor was approximately seven years, excluding renewal options. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases, re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. In January 2025, the Company entered into a lease with immersive entertainment and experience creator, Meow Wolf, to occupy approximately 74,000 square feet of vacant space in Pier 17, inclusive of a space currently occupied and expiring in December 2025. During the nine months ending September 30, 2025, an office tenant of Pier 17 exercised a termination option within its lease. As a result of the tenant exercising the termination option, the lease term now expires three years earlier than the stated maturity date. The Company received a $2.0 million payment during the nine months ended September 30, 2025 upon exercise of the termination option.  An additional $2.0 million payment is due at the end of the revised term in February 2027. The Company recorded the payment received during the nine months ended September 30, 2025 in accounts payable and other liabilities on our Unaudited Consolidated Balance Sheet as of September 30, 2025 and the Company will recognize the payment as revenue on the Statement of Operations on a straight-line basis over the revised term of the lease. We continue to monitor our lease renewals and occupancy rates. As of September 30, 2025, our real estate assets at the Seaport were 83% leased or programmed.

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

Significant Items Impacting Comparability

Separation Costs. The Company incurred pre-tax charges related to the planned separation from HHH, primarily related to legal and consulting costs, of $6.7 million and $23.8 million for the three and nine months ended September 30, 2024, respectively. No costs related to the Separation were incurred or recorded for the three or nine months ended September 30, 2025.

Shared Service Costs. Prior to the Separation, HHH provided the Company certain services, including (1) certain support functions that were provided on a centralized basis within HHH, including, but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Unaudited Consolidated and Combined Financial Statements for the three and nine months ended September 30, 2024 reflect an allocation of these costs. When specific identification or a direct attribution of costs based on time incurred for the Company’s benefit is not practicable, a proportional cost method is used, primarily based on revenue, headcount, payroll costs or other applicable measures. The Company recorded expenses associated with shared services that are not directly attributable to the Company of $5.3 million and $12.8 million for the three and nine months ended September 30, 2024, respectively.

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

Leadership Transition Costs. The Company incurred leadership transition costs, primarily related to severance costs, bonus accrual and stock compensation expense, of $11.5 million and $12.2 million for the three and nine months ended September 30, 2025, respectively.  No costs related to the leadership transition were incurred or recorded for the three or nine months ended September 30, 2024.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth our operating results:

	Three Months Ended September 30,		Change
in thousands except percentages	2025	2024	$	%
REVENUES
Hospitality revenue	$16,603	$8,954	$7,649	85%
Entertainment revenue	22,151	23,243	(1,092)	(5)%
Rental revenue	5,614	6,639	(1,025)	(15)%
Other revenue	682	594	88	15%
Total revenue	45,050	39,430	5,620	14%
EXPENSES
Hospitality costs	19,919	9,260	10,659	115%
Entertainment costs	20,285	19,671	614	3%
Operating costs	7,393	9,375	(1,982)	(21)%
General and administrative	17,932	18,319	(387)	(2)%
Depreciation and amortization	6,931	7,694	(763)	(10)%
Total expenses	72,460	64,319	8,141	13%
OTHER
Loss on assets held for sale	(3,988)	—	(3,988)	(100)%
Other income (loss), net	(2,500)	4,798	(7,298)	(152)%
Total other	(6,488)	4,798	(11,286)	(235)%
Operating loss	(33,898)	(20,091)	(13,807)	(69)%
Interest income (expense)	(128)	(3,133)	3,005	96%
Equity in earnings (losses) from unconsolidated ventures	1,162	(7,487)	8,649	116%
Loss on early extinguishment of debt	—	(1,563)	1,563	100%
Loss before income taxes	(32,864)	(32,274)	(590)	(2)%
Income tax (benefit) expense	—	—	—	0%
Net loss	(32,864)	(32,274)	(590)	(2)%
Preferred distributions to noncontrolling interest in subsidiary	(350)	(237)	(113)	(48)%
Net loss attributable to common stockholders	$(33,214)	$(32,511)	$(703)	(2)%

Net loss attributable to common stockholders increased $0.7 million, or 2%, to $33.2 million for the three months ended September 30, 2025, compared to $32.5 million in the prior-year period, primarily due to a $7.2 million decrease to other income (loss), net, a $4.0 million increase in loss on assets held for sale, a $0.8 million decrease to depreciation and amortization, a $3.0 million decrease in interest expense, and a decrease of $2.0 million in operating costs.

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

General and Administrative. General and administrative costs decreased $0.4 million to $17.9 million for the three months ended September 30, 2025, compared to $18.3 million in the prior-year period, primarily due to a $8.1 million decrease in separation costs incurred in the prior period, as well as decreased administrative expenses incurred during the three months ended September 30, 2025 as compared to the prior-year period, partially offset by an increase of $11.5 million of leadership transition costs incurred during the three months ended September 30, 2025, with no such costs incurred during the prior-year period.

Interest Income (Expense). Interest expense decreased $3.0 million to $0.1 million for the three months ended September 30, 2025 compared to $3.1 million in the prior-year period. This change is primarily due to a $1.1 million increase in interest income, a $0.8 million increase in amounts capitalized to development assets, and a $1.0 million decrease in interest expense on secured mortgages payable.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our operating results:

	Nine Months Ended September 30,		Change
in thousands except percentages	2025	2024	$	%
REVENUES
Hospitality revenue	$39,515	$22,084	$17,431	79%
Entertainment revenue	46,268	43,960	2,308	5%
Rental revenue	13,635	19,990	(6,355)	(32)%
Other revenue	1,502	1,577	(75)	(5)%
Total revenue	100,920	87,611	13,309	15%
EXPENSES
Hospitality costs	53,506	25,221	28,285	112%
Entertainment costs	42,643	40,977	1,666	4%
Operating costs	23,156	28,313	(5,157)	(18)%
General and administrative	36,005	53,486	(17,481)	(33)%
Depreciation and amortization	21,603	21,101	502	2%
Total expenses	176,913	169,098	7,815	5%
OTHER
Loss on assets held for sale	(3,988)	—	(3,988)	(100)%
Other income (loss), net	(2,626)	4,715	(7,341)	(156)%
Total other	(6,614)	4,715	(11,329)	(240)%
Operating loss	(82,607)	(76,772)	(5,835)	(8)%
Interest income (expense)	1,667	(8,889)	10,556	119%
Equity in earnings (losses) from unconsolidated ventures	2,114	(24,125)	26,239	109%
Loss on early extinguishment of debt	—	(1,563)	1,563	100%
Loss before income taxes	(78,826)	(111,349)	32,523	29%
Income tax (benefit) expense	—	—	—	0%
Net loss	(78,826)	(111,349)	32,523	29%
Preferred distributions to noncontrolling interest in subsidiary	(1,050)	(237)	(813)	(343)%
Net loss attributable to common stockholders	$(79,876)	$(111,586)	$31,710	28%

Net loss attributable to common stockholders decreased $31.7 million, or (28)%, to $79.9 million for the nine months ended September 30, 2025, compared to $111.6 million in the prior-year period, primarily due to a $17.5 million decrease in general and administrative expenses, a $4.0 million increase in loss on assets held for sale, a $7.2 million decrease in other income (expense), net, a $10.6 million increase in interest income (expense), and a decrease of $5.2 million in operating costs.

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

General and Administrative. General and administrative costs decreased $17.5 million to $36.0 million for the nine months ended September 30, 2025, compared to $53.5 million in the prior-year period, primarily due to a $17.1 million decrease in separation costs.

Interest Income (Expense). Interest income increased $10.6 million to $1.7 million for the nine months ended September 30, 2025 compared to a net expense of $8.9 million in the prior-year period. This change is primarily due to a $4.1 million increase in interest income, a $3.5 million increase in amounts capitalized to development assets, and a $3.0 million decrease in interest expense on secured mortgages payable.

Segment Operating Results

Hospitality

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Hospitality:

	Three Months Ended				Nine Months Ended
Hospitality Adjusted EBITDA(a)	September 30,		Change		September 30,		Change
in thousands except percentages	2025	2024	$	%	2025	2024	$	%
Hospitality revenue(b)	$16,694	$8,954	$7,740	86%	$39,626	$22,083	$17,543	79%
Total revenues	16,694	8,954	7,740	86%	39,626	22,083	17,543	79%
Hospitality costs(c)	(23,049)	(10,932)	(12,117)	(111)%	(66,557)	(30,116)	(36,441)	(121)%
Total operating expenses	(23,049)	(10,932)	(12,117)	(111)%	(66,557)	(30,116)	(36,441)	(121)%
Other income (loss), net	(309)	4,477	(4,786)	(107)%	(553)	4,482	(5,035)	(112)%
Total expenses	(23,358)	(6,455)	(16,903)	(262)%	(67,110)	(25,634)	(41,476)	(162)%
Equity in earnings (losses) from unconsolidated ventures	1,162	(7,487)	8,649	116%	2,114	(24,125)	26,239	109%
Adjusted EBITDA	$(5,502)	$(4,988)	$(514)	(10)%	$(25,370)	$(27,676)	$2,306	8%

(a)	Period-over-period comparability is impacted by the consolidation of the Tin Building by Jean-Georges as of January 1, 2025. For prior periods in 2024, the Tin Building by Jean-Georges was an unconsolidated joint venture accounted for under the equity method in the Equity in earnings (losses) from unconsolidated ventures within our Hospitality segment.
(b)	Hospitality revenue includes amounts related to intercompany transactions that eliminate in the Statement of Operations.
(c)	Hospitality costs include amounts related to intercompany leases that eliminate in the Statement of Operations.

For the three months ended September 30, 2025

Hospitality Adjusted EBITDA decreased $0.5 million compared to the prior-year period primarily due to the following:

Hospitality Revenue

Hospitality revenue increased $7.7 million to $16.7 million for the three months ended September 30, 2025, compared to $9.0 million in the prior-year period. This change was primarily due to an increase as a result of consolidating the Tin Building by Jean-Georges in 2025, an increase as a result of the opening of new hospitality concepts during the period, as well as increased revenue related to events held at the Seaport.

Hospitality Costs

Hospitality costs increased $12.1 million to $23.0 million for the three months ended September 30, 2025, compared to $10.9 million in the prior-year period.  This is primarily resulting from the consolidation of the Tin Building by Jean-Georges in 2025.

Equity in Earnings (Losses) from Unconsolidated Ventures

Equity in earnings (losses) from unconsolidated ventures increased $8.6 million to earnings of $1.2 million for the three months ended September 30, 2025, compared to losses of $7.5 million in the prior-year period. This change was primarily due to a $7.9 million decrease in losses as a result of consolidating the Tin Building by Jean-Georges as of January 1, 2025, and a $1.1 million increase in earnings for the Lawn Club.

For the nine months ended September 30, 2025

Hospitality Adjusted EBITDA losses decreased $2.3 million compared to the prior-year period primarily due to the following:

Hospitality Revenue

Hospitality revenue increased $17.5 million to $39.6 million for the nine months ended September 30, 2025, compared to $22.1 million in the prior-year period. This change was primarily a result of consolidating the Tin Building by Jean-Georges as of January 1, 2025, an increase as a result of the opening of new hospitality concepts during the period, as well as increased revenue related to events held at the Seaport. This is partially offset by decreased revenue across various restaurants within the Seaport as a result of reduced operating hours during the period.

Hospitality Costs

Hospitality costs increased $36.4 million to $66.6 million for the nine months ended September 30, 2025, compared to $30.1 million in the prior-year period.  The change is primarily due to the consolidation of the Tin Building by Jean-Georges as of January 1, 2025.

Equity in Earnings (Losses) from Unconsolidated Ventures

Equity in earnings (losses) from unconsolidated ventures increased $26.2 million to earnings of $2.1 million for the nine months ended September 30, 2025, compared to losses of $24.1 million in the prior-year period. This change was primarily due to a $24.5 million decrease in losses as a result of consolidating the Tin Building by Jean-Georges as of January 1, 2025, a $0.3 million increase in earnings from Jean-Georges Restaurants, and a $1.7 million increase in earnings for the Lawn Club.

Entertainment

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Entertainment:

Entertainment Adjusted EBITDA	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands except percentages	2025	2024	$	%	2025	2024	$	%
Entertainment revenue(a)	$22,524	$23,243	$(719)	(3)%	$46,851	$43,960	$2,891	7%
Total revenues	22,524	23,243	(719)	(3)%	46,851	43,960	2,891	7%
Entertainment costs(b)	(20,532)	(19,671)	(861)	(4)%	(43,021)	(40,977)	(2,044)	(5)%
Total operating expenses	(20,532)	(19,671)	(861)	(4)%	(43,021)	(40,977)	(2,044)	(5)%
Other income, net	—	261	(261)	(100)%	117	168	(51)	(30)%
Total expenses	(20,532)	(19,410)	(1,122)	(6)%	(42,904)	(40,809)	(2,095)	(5)%
Adjusted EBITDA	$1,992	$3,833	$(1,841)	(48)%	$3,947	$3,151	$796	25%

(a)	Entertainment revenue includes amounts related to intercompany transactions that eliminate in the Statement of Operations.
(b)	Entertainment costs include amounts related to intercompany transactions that eliminate in the Company’s Statement of Operations.

For the three months ended September 30, 2025

Entertainment Adjusted EBITDA decreased $1.8 million compared to the prior-year period primarily due to the following:

Entertainment Revenue

Entertainment revenue decreased $0.7 million to $22.5 million for the three months ended September 30, 2025 compared to $23.2 million in the prior-year period. This change was primarily due to decreased concert-related revenue as a result of fewer concerts on The Rooftop at Pier 17 compared to the prior year period, partially offset by increased rooftop events revenue and increased revenue at the Aviators.

Entertainment Costs

Entertainment costs increased $0.9 million to $20.5 million for the three months ended September 30, 2025 compared to $19.7 million in the prior-year period. This change was primarily due to increased costs related to event expenses and operating costs at the Aviators compared to the prior year period.

For the nine months ended September 30, 2025

Entertainment Adjusted EBITDA increased $0.8 million compared to the prior-year period primarily due to the following:

Entertainment Revenue

Entertainment revenue increased $2.9 million to $46.9 million for the nine months ended September 30, 2025 compared to $44.0 million in the prior-year period. This change was primarily due to increased concert-related revenue as a result of additional concerts on The Rooftop at Pier 17 compared to the prior year period, as well as increased revenue from the Aviators.

Entertainment Costs

Entertainment costs increased $2.0 million to $43.0 million for the nine months ended September 30, 2025 compared to $41.0 million in the prior-year period. This change was primarily due to increased costs related to increased concert activity at the Seaport and increased operating expenses at the Aviators.

Landlord Operations

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Landlord Operations:

	Three Months Ended				Nine Months Ended
Landlord Operations Adjusted EBITDA	September 30,		Change		September 30,		Change
in thousands except percentages	2025	2024	$	%	2025	2024	$	%
Rental revenue(a)	$8,487	$8,310	$177	2%	$26,238	$24,885	$1,353	5%
Other revenue	532	595	(63)	(11)%	1,352	1,578	(226)	(14)%
Total revenues	9,019	8,905	114	1%	27,590	26,463	1,127	4%
Operating costs(b)	(7,510)	(9,375)	1,865	20%	(23,328)	(28,313)	4,985	18%
Loss on assets held for sale	(3,988)	—	(3,988)	(100)%	(3,988)	—	(3,988)	(100)%
Total operating expenses	(11,498)	(9,375)	(2,123)	(23)%	(27,316)	(28,313)	997	4%
Other income (loss), net	(2,191)	60	(2,251)	(3,752)%	(2,190)	65	(2,255)	(3,469)%
Total expenses	(13,689)	(9,315)	(4,374)	(47)%	(29,506)	(28,248)	(1,258)	(4)%
Adjusted EBITDA	$(4,670)	$(410)	$(4,260)	(1,039)%	$(1,916)	$(1,785)	$(131)	(7)%

(a)	Rental revenue includes amounts related to intercompany leases that eliminate in the Company’s Statement of Operations.

(b)	Operating costs include amounts related to intercompany transactions that eliminate in the Company’s Statement of Operations.

For the three months ended September 30, 2025

Landlord Operations Adjusted EBITDA loss increased $4.3 million compared to the prior-year period primarily due to the following:

Rental Revenue

Rental revenue increased $0.2 million to $8.5 million for the three months ended September 30, 2025, compared to $8.3 million in the prior-year period. This change was primarily driven by a decrease in reserves affecting rental revenue compared to the prior-year period, recognition of termination fee revenue, partially offset by lease amendment rental adjustments.

Other Revenue

Other revenue decreased $0.1 million to $0.5 million for the three months ended September 30, 2025, compared to $0.6 million for the prior-year period as a result of a decrease in sponsorship revenues attributable to landlord operations.

Loss on Assets Held for Sale

Loss on assets held for sale increased $4.0 million for the three months ended September 30, 2025, compared to zero for the prior-year period, due to a $4.0 million loss recognized to write down the fair value of assets held for sale relating to 250 Water Street.

Operating Costs

Operating costs decreased $1.9 million to $7.5 million for the three months ended September 30, 2025, compared to $9.4 million in the prior year period. This change was due to decreases in marketing, insurance, and other landlord specific costs period over period.

Other Income (Loss), Net

Other income (loss), net decreased $2.3 million to a loss of $2.2 million for the three months ended September 30, 2025, compared to income of $0.1 million in the prior year period. This change was primarily due to a $2.1 million loss on disposal of assets.

For the nine months ended September 30, 2025

Landlord Operations Adjusted EBITDA loss increased $0.1 million compared to the prior-year period primarily due to the following:

Rental Revenue

Rental revenue increased $1.4 million to $26.2 million for the nine months ended September 30, 2025, compared to $24.9 million in the prior-year period. This change was primarily driven by a decrease in reserves affecting rental revenue compared to the prior-year period, recognition of termination fee revenue, and an increase in rent escalation revenue and revenue generated by variable-rent leases.

Other Revenue

Other revenue decreased $0.2 million to $1.4 million for the nine months ended September 30, 2025, compared to $1.6 million for the prior-year period as a result of a decrease in sponsorship revenues attributable to landlord operations.

Operating Costs

Operating costs decreased $5.0 million to $23.3 million for the nine months ended September 30, 2025, compared to $28.3 million in the prior year period. This change was primarily due to decreases in marketing, insurance, and other landlord specific costs period over period.

Loss on Assets Held for Sale

Loss on assets held for sale increased $4.0 million for the nine months ended September 30, 2025, compared to zero for the prior-year period, due to a $4.0 million loss recognized to write down the fair value of assets held for sale relating to 250 Water Street.

Other Income (Loss), Net

Other income (loss), net decreased $2.3 million to a loss of $2.2 million for the nine months ended September 30, 2025, compared to income of $0.1 million in the prior year period. This change was primarily due to a $2.1 million loss on disposal of assets.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, our cash and cash equivalents were $106.2 million and $165.7 million, respectively. As of September 30, 2025 and December 31, 2024, our restricted cash was $10.6 million and $2.2 million, respectively. Prior to the Separation, we operated as a division within HHH’s consolidated structure, which used a centralized approach to cash management and financing of our operations. This arrangement is not reflective of the manner in which we would have financed our operations had we been a standalone, publicly traded company during the entirety of the nine month period ended September 30, 2024 and during the full year ended December 31, 2024. Restricted cash is segregated in escrow accounts related to payment of principal and interest on the Company’s outstanding mortgages payable as well as the deposit related to the sale of 250 Water Street.

HHH’s third-party long-term debt and the related interest expense were not allocated to us for any of the periods presented as we were not the legal obligor nor were we a guarantor of such debt. As of each of September 30, 2025 and December 31, 2024, we had third-party mortgages payable of $101.4 million related to our 250 Water Street development, a variable-rate mortgage which requires monthly installments of only interest, and the Las Vegas Ballpark, a fixed-rate mortgage which requires semi-annual installments of principal and interest. As of each of September 30, 2025 and December 31, 2024, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development. In connection with the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced, with HHH paying down $53.7 million of the outstanding principal balance and SEG refinancing the remaining $61.3 million at an interest rate of SOFR plus a margin of 4.5% with a scheduled maturity date of July 1, 2029. On January 1, 2025, the mortgage loan on 250 Water Street was amended, increasing the stated margin rate from 5.0% to 7.0%. As of September 30, 2025, we classified the mortgage loan on 250 Water Street as held for sale. Commencing on the date the mortgage was classified as held for sale, we have expensed interest related to the mortgage into Interest income (expense) on the Consolidated Statement of Operations. See Note 4 – Mortgages Payable, Net in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report for additional information.

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

Management believes that our existing cash balances and restricted cash balances, along with access to capital markets, provide (i) adequate liquidity to meet all of our current and long-term (beyond 12 months) obligations when due, including our third-party mortgages payable, and (ii) adequate liquidity to fund capital expenditures and development and redevelopment projects. However, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings, including the lowering of any of our credit ratings, or the absence of a credit rating, (2) the liquidity of the overall capital markets, and (3) the current state of the economy and, accordingly, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future, or at all, which could have a negative impact on our liquidity and capital resources. The cash flows presented in our Unaudited Consolidated and Combined Statement of Cash Flows for the nine months ended September 30, 2024 may not be indicative of the cash flows we would have recognized had we operated as a standalone publicly traded company for the entirety of that period.

Cash Flows

The following table sets forth a summary of our cash flows:

	Nine Months Ended September 30,
in thousands	2025	2024
Cash used in operating activities	$(26,560)	$(47,971)
Cash used in investing activities	(21,072)	(82,200)
Cash (used in) provided by financing activities	(3,413)	114,094

Operating Activities

Cash used in operating activities decreased $21.4 million to $26.6 million in the nine months ended September 30, 2025, compared to $48.0 million in the prior-year period. The decrease primarily relates to changes in cash used in operating activities in each of our segments and decreased general and administrative expenses.

Investing Activities

Cash used in investing activities decreased $61.1 million to $21.1 million in the nine months ended September 30, 2025, compared to $82.2 million in the prior-year period. The decrease in cash used in investing activities was primarily related to the consolidation of the Tin Building by Jean-Georges.

Financing Activities

Cash provided by financing activities decreased $117.5 million to cash used in financing activities of $3.4 million in the nine months ended September 30, 2025, compared to cash provided by financing activities of $114.1 million in the prior-year period, primarily due to the elimination of net transfers provided by HHH to fund the operating and investing activities described above.

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

We have outstanding mortgages payable related to the 250 Water Street development and Las Vegas Ballpark, which are collateralized by certain of the Company’s real estate assets. A summary of our mortgages payable as of September 30, 2025 and December 31, 2024 can be found in Note 4 – Mortgages Payable, Net in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense was $1.3 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, and $4.6 million and $5.0 million for the nine months ended September 30, 2025 and 2024, respectively. The amortization of straight-line rents included in the contractual rent amount was $0.5 million and $0.2 million for each of the three months ended September 30, 2025 and 2024, and $1.7 million and $1.4 million for each of the nine months ended September 30, 2025 and 2024, respectively. A summary of our lease obligations as of September 30, 2025 and December 31, 2024, can be found in Note 9 – Leases in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report.

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

Variable Interest Entities

Methodology

Our Unaudited Consolidated and Combined Financial Statements include all of our accounts, including our majority owned and controlled subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. If the Company determined it was not the primary beneficiary of a VIE during the nine months ended September 30, 2025 and December 31, 2024, the Company did not consolidate the VIE in which it holds a variable interest.

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

Judgments and Uncertainties

The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we do not capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated during the development period, and the subsequent depreciation of the real estate would be overstated. For the nine months ended September 30, 2025 and 2024, we capitalized development costs of $6.5 million and $46.1 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk with respect to our variable-rate mortgage payable as increases in interest rates would cause our payments to increase. With respect to our fixed-rate mortgage payable, increases in interest rates could make it more difficult to refinance such debt when it becomes due.

Based on our variable rate debt balance, interest expense would have increased by approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, if short-term interest rates had been 1% higher. As of September 30, 2025, the weighted average interest rate on the $40.1 million of fixed-rate indebtedness outstanding was 4.92% per annum, with principal paydowns at various dates through December 15, 2038.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently and expect from time to time in the future to be involved in legal proceedings that arise in the ordinary course of our business. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. The results of any current or future litigation cannot be predicted with certainty; however, as of September 30, 2025, we believe there were no pending lawsuits or claims against us that, individually or in the aggregate, could have a material adverse effect on our business, results of operations or financial condition. For more information, see Note 6 - Commitments and Contingencies in the Unaudited Notes to the Consolidated and Combined Financial Statements included in this Quarterly Report.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K.

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

10.1* (+)	Purchase and Sale Agreement, dated as of August 15, 2025, by and between 250 Seaport District, LLC and 250 Water Street Owner LLC

10.2†	Letter Agreement by and between Anton Nikodemus and the Company, dated as of September 4, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on September 10, 2025)

10.3†

Amended and Restated Employment Agreement by and between Matt Partridge and the Company, dated as of September 4, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on September 10, 2025)

10.4*†	Employment Agreement by and between Rebecca Sachs and the Company, dated as of August 7, 2025

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

†  Management Contract or Compensatory Plan or Arrangement.

(+) Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and is the type of information that the registrant customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Date: November 10, 2025

SEAPORT ENTERTAINMENT GROUP INC.

By:	/s/ Matthew M. Partridge
Name:	Matthew M. Partridge
Title:	President and Chief Executive Officer

By:	/s/ Lenah J. Elaiwat
Name:	Lenah J. Elaiwat
Title:	Interim Chief Financial Officer & Treasurer (Principal Accounting Officer and Principal Financial Officer)