Form 10-K
period 2025-12-31
Seaport Entertainment Group Inc.
filed 2026-03-04
CIK 2009684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☒

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

On June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $142,445,101 based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant

As of March 3, 2026, there were 12,796,250 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The registrant intends to file its Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended December 31, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), including, without limitation, those related to our future operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Annual Report are forward-looking statements and may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “could,” “will,” “transform,” “would” or the negative of these terms or other statements of similar expression. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, achievements, or results, to differ materially from any predictions of future results, performance, achievements or results that we express or imply in this Annual Report.

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

Some of the risks, uncertainties and other important factors that may affect future results or cause actual results to differ materially from those expressed or implied by forward-looking statements include:

●	macroeconomic conditions, such as volatility in the capital markets, inflation, elevated interest rates and a prolonged recession or downturn in the national economy, any of which could impact us, our tenants or consumers;
●	the impact of tariffs and global trade disruptions on us and our tenants, including the impact of inflation, interest rates, supply chains and consumer sentiment and spending;
●	changes in discretionary consumer spending patterns or consumer tastes or preferences;
●	risks associated with our investments in real estate assets and trends in the real estate industry;
●	our ability to obtain operating and development capital on favorable terms, or at all, including our ability to obtain or refinance debt capital, particularly considering our business operations require substantial cash;
●	the availability of debt and equity capital;

●	our ability to renew our leases or re-lease available space;
●	our ability to compete effectively;
●	the impact of uncertainty around, and disruptions to, our supply chain, including labor shortages and shipping delays;
●	risks related to the concentration of our properties and operations in New York City and the Las Vegas area, including fluctuations in the regional and local economies and local real estate conditions;
●	social, political and economic instability, unrest and other circumstances beyond our control could adversely affect our business operations;
●	adverse changes in laws or regulations governing our operation, changes in the interpretation thereof, or newly enacted laws or regulations could require changes to our business practices, adversely impact our revenues and/or impose additional costs on us;
●	extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business;
●	the impact of water and electricity shortages on our business;
●	our ability to successfully identify, acquire, develop and manage properties on terms that are favorable to us;
●	the contamination of our properties by hazardous or toxic substances;
●	catastrophic events or geopolitical conditions, such as public health crises, that may disrupt our business;
●	actual or threatened terrorist activity and other acts of violence, or the perception of a heightened threat of such events;
●	losses that are not insured or that exceed the applicable insurance limits;
●	risks related to disruption or failure of information technology networks and related systems—both ours and those operated and managed by third parties—including data breaches and other cybersecurity attacks;
●	our ability to attract and retain key personnel;
●	our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners, including joint venture partners;
●	risks related to the concentration of ownership of our common stock by Pershing Square Capital Management, L.P. and its rights pursuant to both the investor rights agreement we entered into with it on October 17, 2024 and our amended and restated certificate of incorporation;
●	risks related to our separation from, and relationship with, HHH; and
●	the other risks and uncertainties described herein.

Although we presently believe that the plans, expectations and anticipated results expressed in or suggested by the forward-looking statements contained in this Annual Report are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the date of this Annual Report, except as otherwise may be required by law.

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

Our Business

Seaport Entertainment was formed to own, operate and develop a unique collection of assets positioned at the intersection of entertainment and real estate. Our focus is to deliver unparalleled experiences through a combination of restaurant, entertainment, sports, retail and hospitality offerings integrated into one-of-a-kind real estate that redefines entertainment and hospitality. We primarily analyze our portfolio of assets through the lens of our three operating segments: (1) Hospitality, (2) Entertainment (previously Sponsorships, Events, and Entertainment), and (3) Landlord Operations, and are focused on realizing value for stockholders primarily through dedicated management of existing assets, expansion of partnerships, strategic acquisitions, and completion or monetization of development and redevelopment projects. Our assets, which are primarily concentrated in New York City and Las Vegas, include the Seaport in Lower Manhattan (the “Seaport”), a 25% minority interest in Jean-Georges Restaurants (“JG”) as well as other partnerships, the Las Vegas Aviators Triple-A baseball team (the “Aviators”) and the Las Vegas Ballpark and an interest in and to 80% of the air rights above the Fashion Show mall in Las Vegas (the “Fashion Show Mall Air Rights”). We believe the uniqueness of our assets, the customer-centric focus of our business and the ability to replicate our destinations or business models in other locations collectively present an attractive investment opportunity in thematically similar but differentiated businesses, all of which are positioned to grow over time.

The Seaport is a historic neighborhood in Lower Manhattan on the banks of the East River and within walking distance of the Brooklyn Bridge. With roots dating back to the 1600s and a strategic location in Lower Manhattan, the Seaport attracts millions of visitors every year. The Seaport spans approximately 480,000 square feet, the majority of which is dedicated to entertainment, retail and restaurant uses, and in 2025, the Seaport hosted over 150 public and private events. Among the highlights of the Seaport are: The Rooftop at Pier 17®, a 3,500-person concert venue; the Tin Building, a 54,000-square-foot historic landmark; the Lawn Club, an immersive indoor/outdoor lawn game entertainment venue and an unconsolidated joint venture; a historic cobblestone retail district; six additional retail and food and beverages concepts; and a 21-unit residential building with approximately 5,500 square feet of ground floor leasable space. We are in the process of further transforming the Seaport from a collection of unique assets into a cohesive and vibrant neighborhood that caters to the broad needs of its residents and visitors. By continuing this integration, we believe we can drive further consumer penetration across all our restaurant, retail and event offerings, and make the Seaport our model for potential future mixed-use opportunities.

JG is a world-renowned hospitality company operated by Michelin-star chef Jean-Georges Vongerichten. JG was formed in 1997 and has grown from 17 locations in 2013 to over 40 high-end restaurant concepts across five continents, 13 countries and 24 markets. JG’s expertise and versatility allow it to serve the culinary needs of its customers, and with an asset-light platform and highly regarded brand recognition, JG is able to enter new markets and provide customers with a range of culinary options, from high-end restaurants to fast casual concepts to high-quality wholesale products. We believe there is an opportunity for JG’s food and beverage offerings to be included in the destinations we are seeking to create and help differentiate our business from the typical asset mix found in traditional real estate development and landlord operations.

The Las Vegas Aviators are a Minor League Baseball (“MiLB”) team and the current Triple-A affiliate of the Athletics Major League Baseball (“MLB”) team. As one of the highest-grossing MiLB teams, and a critical component of the Summerlin, Nevada community, we believe the Aviators are a particularly attractive aspect of our portfolio. Seaport Entertainment wholly owns the Aviators, which generate cash flows from ticket sales, concessions, merchandise and sponsorships. In addition to the team, Seaport Entertainment owns Las Vegas Ballpark, the Aviators’ 10,000-person capacity ballpark, which is located in the heart of Downtown Summerlin. Completed in 2019, the ballpark is one of the newest stadiums in the minor league system and was named the “Triple-A Best of the Ballparks” by Ballpark Digest in 2019, 2021 and 2022. This renowned ballpark regularly has upwards of 6,500 fans per game and was chosen to host the Triple-A National Championship Game for the fourth consecutive year in 2025. In addition to approximately 75 baseball games each year, the ballpark hosts at least 30 other special events, which provide incremental cash flow primarily during the baseball offseason. These events, which include festive holiday attractions, ballpark tours, movie nights and more, have also integrated the ballpark into the life and culture of Summerlin. As a result, we believe we are uniquely positioned to serve the entertainment needs of this community as it expands in the coming years.

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

Our Strategy

Seaport Entertainment is one of the few publicly traded companies focused on the intersection of entertainment and real estate. Unlike real estate investment trusts, which have limitations on their ability to invest in non-real estate assets or retain taxable income for future growth, Seaport Entertainment has the flexibility to invest in both real estate as well as entertainment-focused operating assets and potentially grow those investments over time. Seaport Entertainment’s business plan is to focus on realizing value for its stockholders primarily through dedicated management of its existing assets, expansion of existing and creation of new partnerships, strategic acquisitions and completion or monetization of development projects. The Company’s existing portfolio encompasses a wide range of leisure and recreational activities, including live concerts, dining, nightlife, professional sports and experiential retail. The quality of the portfolio is complimented by the desirability of its locations: primarily Lower Manhattan and Las Vegas, where we believe there are substantial barriers to entry. As a result, we believe Seaport Entertainment is well-positioned to capitalize on trends across the travel, tourism and leisure industries and appeal to today’s consumer who often values experiences over goods.

Create Unique Entertainment Destinations Within Sought-After Mixed-Use Commercial Hubs. Seaport Entertainment is not limited to a particular type of entertainment asset, and as a result, it seeks to meet the needs of different customers with the flexibility to adapt to changes in consumer trends, which today favor experiences over products. Seaport Entertainment’s portfolio of premier, non-commoditized and destination-focused properties caters to a wide range of consumers. We intend to drive this high-quality product offering by focusing on best-in-class experience-based tenants and partnerships, in addition to integrating sought-after events to drive foot traffic throughout our portfolio. By continuing to offer a variety of food and beverage and entertainment options across our portfolio, we seek to create unique, cohesive environments that serve the various needs of our customers and offer more than just a single product or experience. By developing destinations that have multiple touchpoints with our visitors, we believe Seaport Entertainment is well-positioned to grow its revenue base over time by driving increased market penetration.

Lease-Up Existing Assets at the Seaport. The portfolio of assets within Landlord Operations at the Seaport was 90% leased or programmed and 55% occupied as of December 31, 2025. During 2025, the Company entered into a lease with immersive entertainment and experience creator, Meow Wolf, to occupy approximately 74,000 square feet of vacant space in Pier 17. Our dedicated management team is focused on leasing up the Seaport and improving occupancy levels, which we believe will drive foot traffic to the area and improve performance at the Seaport’s food and beverage and entertainment assets. As a further example, we are planning to use over 41,000 square feet of our vacant space that benefits from panoramic views of the Brooklyn skyline and the Brooklyn Bridge for a dedicated meeting and events space.

Improve Efficiencies in our Operating Businesses. We believe there are numerous opportunities to drive efficiencies and increase margins in our operating businesses. Through our dedicated management team, which has significant experience operating entertainment-related assets, we are focused on maximizing our revenues and rightsizing costs. Effective January 1, 2025, as the Company’s initial step to internalize food and beverage operations at most of its wholly owned and joint venture-owned restaurants at the Seaport, the Company hired and onboarded employees of our primary food and beverage operator, Creative Culinary Management Company, LLC (“CCMC”), an indirect wholly owned subsidiary of JG, and entered into a services agreement (the “Services Agreement”) with CCMC to provide the necessary employees and services for CCMC to perform CCMC’s responsibilities under the various management agreements. On June 30, 2025, we terminated the Services Agreement and related management agreements to internalize the majority of our food and beverage operations for continued optimization of processes and costs.

Expand the JG Partnership. Our JG investment has multiple avenues for core growth that could propel this business, including: the opening of new restaurants; introducing a franchise model for certain Jean-Georges concepts; launching fast-casual and quick service restaurant concepts that allow for significant scale; and leveraging the Jean-Georges brand via private label wholesale product distribution. Additionally, there is potential to work with JG to identify additional operating efficiencies in the Seaport Entertainment and JG portfolios.

Leverage Events and Sponsorships to Create a Flywheel Effect at the Seaport. The Seaport’s events, particularly its Rooftop Concert Series, and the Seaport’s year-round programs focused on families, fitness, arts, music, and cinema, drive foot traffic to the entire neighborhood, which in turn creates opportunities for our restaurant and retail tenants as well as our sponsorship business. We are focused on creating a flywheel effect, where visitors who are drawn to the Seaport for an event receive targeted benefits from our sponsors and are engaged by our retail and dining options before and after that event. Our in-house marketing team is also leveraging the success of our Concert Series to advertise all of the offerings at the Seaport to a growing social media following. The Rooftop at Pier 17 has a significant social media presence, with approximately 191,000 followers on Instagram at the end of 2025, one of the largest followings in its peer group of venues. The success of the Concert Series has also positioned Seaport Entertainment to potentially benefit from additional opportunities in the near term, including: (1) the possibility of entering into a naming rights deal for The Rooftop venue with a sponsor; (2) better terms on our ticketing services with our ticketing provider; and (3) improving add-on and upsell opportunities with additional activations in the venue or within our portfolio.

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

Opportunistically Acquire Attractive Entertainment-Related Assets and Utilize Strategic Partnerships. Over time, we intend to evaluate and ultimately acquire additional entertainment-related real estate and operating assets. These assets may include but are not limited to stadiums, sports and gaming attractions, concert and entertainment venues and additional restaurant concepts. In addition to acquisitions, we plan to utilize strategic partnerships to accelerate our long-term growth. To execute on this strategy, we intend to leverage our unique experience at the Seaport, where we already successfully work with an array of top-tier partners in the entertainment space.

Develop the Fashion Show Mall Air Rights. Seaport Entertainment currently has a sizeable development opportunity: the Fashion Show Mall Air Rights, which if transacted on, could represent a significant driver of long-term growth or monetization.

Our Portfolio

We primarily analyze our portfolio of assets through the lens of our three operating segments: (1) Hospitality, (2) Entertainment (previously Sponsorships, Events, and Entertainment), and (3) Landlord Operations. In each segment, we believe there are multiple opportunities to drive operational efficiencies and value creation over time.

Hospitality. Hospitality represents our ownership interests in various food and beverage operating businesses and sponsorship agreements related to these businesses. We own, either wholly or through partnerships with third parties, and operate, including through license and management agreements, fine dining and casual dining restaurants, cocktail bars, nightlife and entertainment venues (The Fulton, Mister Dips, Carne Mare and Gitano) and our unconsolidated venture, the Lawn Club. These businesses are all our tenants and are part of our Landlord Operations. We also have a 25% interest in JG. We aim to capitalize on opportunities in the food and beverage space to leverage growing consumer appetite for unique restaurant experiences as a catalyst to further expand the Company’s culinary footprint. Our Hospitality-related period-over-period comparisons do not adjust for operational revisions to our asset strategies from period to period, such as opening or closing restaurant concepts or redirecting operations to use space for private events and/or concerts.

JG was founded by renowned Michelin-star chef Jean-Georges Vongerichten and operates over 40 hospitality offerings and a pipeline of new concepts. In March 2022, the Company acquired a 25% interest in JG for $45 million.

Descriptions of our joint venture agreements as of December 31, 2025 follows:

●	Jean-Georges Restaurants. In March 2022, we acquired a 25% interest in JG for $45.0 million. JG currently has over 40 hospitality offerings and a pipeline of new concepts. Under the terms of the current operating agreement, all cash distributions and the recognition of income-producing activities are pro rata based on stated ownership interest. We have various, standard protective rights under the operating agreement, including board designation rights tied to our ownership stake in JG, certain consent rights over actions taken with respect to JG and preemptive rights and a right of first refusal to, in certain cases, acquire a greater interest in JG. Concurrent with our acquisition of the 25% interest, we entered into a warrant agreement with Jean-Georges, pursuant to which we paid $10.0 million for the option to acquire up to an additional 20% interest in JG, which expires on March 2, 2026. During the year ended December 31, 2024, the Company recognized an impairment of $10.0 million related to this warrant. No impairment was recognized during the year ended December 31, 2025. See Note 3 – Impairment for additional information.

●	Tin Building by Jean-Georges. In 2015, together with VS-Fulton Seafood Market, LLC (the “Fulton Partner”), a wholly owned subsidiary of JG, we formed Fulton Seafood Market, LLC to operate an approximately 54,000 square foot culinary marketplace in the historic Tin Building. The Fulton Partner is a wholly owned subsidiary of JG. Under the terms of the joint venture agreement, we contribute the cash necessary to fund pre-opening, opening and operating costs of the Tin Building. The Fulton Partner was not required to make any capital contributions. The Tin Building by Jean-Georges culinary marketplace began operations in the third quarter of 2022. On June 30, 2025, the Company’s ownership interest in the Tin Building by Jean-Georges increased to 100% through the execution of certain membership interest transfers. See Note 2 – Investments in Unconsolidated Ventures for additional information. In February 2026, the Company entered into a lease of 100% of the Tin Building to a third-party tenant. In connection with the lease and the commencement of the Company’s landlord obligations, the Tin Building by Jean-Georges ceased operations in February 2026. Refer to Note 15 – Subsequent Events for additional information.
●	The Lawn Club. In 2021, we formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (“Endorphin Ventures”) to construct and operate an immersive indoor and outdoor restaurant that includes an extensive area of indoor grass, a stylish clubhouse bar and a wide variety of lawn games. This concept opened in the fourth quarter of 2023. Under the terms of the initial agreement, the Company funded 80% of the cost to construct the restaurant, and Endorphin Ventures contributed the remaining 20%. In October 2023, we executed an amended LLC agreement, in which we will fund 90% of any remaining capital requirements and Endorphin Ventures will contribute 10%. We have a 50% final profit-sharing interest in HHC Lawn Games, LLC, although various provisions in the operating agreement regarding distributions of cash flow based on capital account balances, allocations of profits and losses, and preferred returns may result in our economic interest differing from our final profit-sharing interest. We also entered into a lease agreement with HHC Lawn Games, LLC pursuant to which we agreed to lease approximately 27,000 square feet of the Fulton Market Building to this venture.
●	Ssäm Bar. In 2016, we formed Pier 17 Restaurant C101, LLC (“Ssäm Bar”) with MomoPier, LLC (“Momofuku”) to construct and operate a restaurant and bar at Pier 17 in the Seaport, which opened in 2019. The Company recognized its share of income or loss based on the joint venture’s distribution priorities, which could fluctuate over time. The Ssäm Bar restaurant closed during the third quarter of 2023, and the venture was liquidated in May 2024. The Company received a liquidating distribution of its share of the venture’s remaining assets during the third quarter of 2024.

Entertainment. Our Entertainment segment includes the Las Vegas Aviators, the Las Vegas Ballpark, our interest in and to the Fashion Show Mall Air Rights, events and concerts at The Rooftop at Pier 17, and sponsorship agreements related to these venues.

The Aviators and Las Vegas Ballpark. The Las Vegas Aviators are an MiLB team and the Triple-A affiliate of the Athletics. The team was acquired by the Summerlin Las Vegas Baseball Club, a subsidiary of HHH at the time, and Play Ball Owners Group in May 2013. In 2017, HHH acquired Play Ball’s 50% ownership stake for $16.4 million. In addition to the team, included in Seaport Entertainment is the Aviators’ 10,000-person capacity ballpark, which is located in the heart of Downtown Summerlin, approximately nine miles west of the Las Vegas Strip. The Aviators have consistently generated ticket sale revenue in the top quintile for MiLB Triple-A clubs. The Las Vegas Ballpark had a gross carrying value before accumulated depreciation of $133.2 and $130.3 million as of December 31, 2024 and 2025, respectively. In addition to hosting baseball games, the ballpark holds various special events throughout the year. In 2024 and 2025, the Aviators and the ballpark generated approximately $31.4 and $37.8 million in revenue, respectively.

The following map shows the location of the Las Vegas Ballpark in relation to certain other Las Vegas landmarks.

●	The Rooftop at Pier 17. The Rooftop at Pier 17 has evolved into one of the premier concert venues in New York City. The venue has capacity of 3,500 guests and in 2024 and 2025 hosted 60 and 62 concerts, respectively. Located two blocks south of the Brooklyn Bridge, the unique outdoor venue was voted the #1 outdoor music venue in New York City in 2022 by Red Bull, ranked by Pollstar as the seventh top club worldwide in 2025, and awarded the “Best Outdoor Music Venue” by 2026 Rolling Stone Audio Awards. The venue provides an unmatched outdoor entertainment opportunity for both emerging and established musicians. In addition, given the venue’s destination-like location, it has proven to be successful at hosting events year-round and drives incremental revenue outside of the Seaport Concert Series.

The demand for live music at The Rooftop at Pier 17 is evident based on the success of our Concert Series, which premiered in 2018, hosting 24 shows and selling over 63,000 tickets. In 2025, our Concert Series sold out 35 of 62 shows and sold approximately 190,000 tickets, which represented 89% of all available tickets, generating over $10 million in gross ticket sales. The venue’s success is also demonstrated by its social media following, which is one of the largest for any New York City-area arena or concert venue, despite only having a 3,500-guest capacity.

●	The Fashion Show Mall Air Rights. The Fashion Show mall is the 25th largest mall in the country and one of the largest shopping, dining and entertainment destinations on the Las Vegas Strip. It has a prime Las Vegas Strip location, adjacent to the Wynn and Treasure Island. The mall is owned by Brookfield Properties and features more than 250 retailers and over 30 restaurants spread across approximately two million square feet. Seaport Entertainment has an interest in and to 80% of the air rights above the mall, with Brookfield Properties having an interest in and to the remaining 20% stake. The Fashion Show Mall Air Rights are a contractual right to form a joint venture to hold an 80% managing member interest in a to-be-formed entity that would own the air rights above the Fashion Show mall, as well as the exclusive right to develop such air rights. The Fashion Show Mall Air Rights may potentially be used to develop a new casino and hotel on the Las Vegas Strip. For additional information, see “Risk Factors—Risks Related to Our Business and Our Industry—We are exposed to risks associated with the development, redevelopment or construction of our properties, including in connection with our Fashion Show Mall Air Rights.”

Landlord Operations. Landlord Operations represent our ownership interests in and operation of physical real estate assets. Currently, all Landlord Operations are located in the Seaport, a historic neighborhood in Lower Manhattan on the banks of the East River and within walking distance of the Brooklyn Bridge. The Seaport encompasses approximately 480,000 square feet of restaurant, retail, office and entertainment properties, as well as 21 residential units. It is one of the few multi-block neighborhoods in New York City largely under private management by a single owner. Over 13 years, HHH, as its previous owner, invested over $1 billion in the area, which we believe helped to revitalize the area and positioned it to become one of the premier food and beverage and entertainment destinations in the city. Currently, we own 11 physical real estate assets in the Seaport that comprise 100% of our current Landlord Operations. These assets, reflected on the map below, include:

●	Pier 17 – Pier 17 is an approximately 216,000 square foot mixed-use building containing restaurants, entertainment, office space and an outdoor concert venue. The Rooftop at Pier 17 is a 3,500-person concert venue, which was ranked by Pollstar as the seventh top club worldwide in 2025. In 2025, The Rooftop’s Concert Series sold approximately 190,000 tickets over 62 shows, representing 89% of available ticket inventory. In addition to the concert venue, the building has several restaurants with renowned chefs including Jean-Georges and Andrew Carmellini, and three floors of unique space that can be utilized for retail, office and entertainment purposes. The Company recently established plans to expand the previously announced purpose-built meeting and event space in Pier 17 to approximately 41,000 square feet, with capacity for up to 1,500 guests and sweeping panoramic views of the Brooklyn Bridge, East River, and the Brooklyn skyline.
●	Tin Building – Across from Pier 17 is the Tin Building, a 54,000-square-foot historic building located on the site of the original Fulton Fish Market. The property opened in September 2022 and, as of December 31, 2025, was leased to the Tin Building by Jean-Georges. In February 2026, the Company entered into a lease of 100% of the Tin Building with contemporary art experience creator, Lux Entertainment, to open their U.S. flagship location of the Balloon Museum. In connection with the lease and the commencement of the Company’s landlord obligations, the Tin Building by Jean-Georges ceased operations in February 2026. Refer to Note 15 – Subsequent Events for additional information.
●	Fulton Market Building – The Fulton Market Building is a three-story, 115,000-square-foot mixed-use building. It is 100% leased to tenants including IPIC Theaters, which occupies 46,000 square feet and has a lease through 2035. In July 2022, high-end fashion brand Alexander Wang leased the entire third floor for its global fashion headquarters. The Lawn Club, an experiential retail concept focused on “classic lawn games” and superb cocktails, is one of our joint ventures having opened in November 2023.
●	The Cobblestones Retail & Other – Seaport Entertainment is also the landlord for the following Cobblestones retail and other locations: Museum Block (1st and 2nd Level - Select Spaces), Schermerhorn Row (1st and 2nd Level - Select Spaces), Seaport Translux (1st and 2nd Level - Select Spaces), 117 Beekman Street (1st Level & Basement - Select Spaces), One Seaport Plaza (1st and 2nd Level - Select Spaces) and the John Street Service Building (Select Spaces), which collectively make up approximately 91,000 square feet.
●	250 Water Street – 250 Water Street is a full block, one-acre development site that is zoned for 547,000 square feet of market rate and affordable housing, office, retail and community-oriented gathering space. During 2025, the Company entered into a purchase and sale agreement to sell 250 Water Street. The sale was completed in February 2026 for gross proceeds of $143.0 million. Refer to Note 15 – Subsequent Events for additional details.
●	85 South Street – 85 South Street is an eight-story residential building with 21 multifamily units and approximately 5,500 square feet of ancillary leasable space.

The following table shows information about our Seaport assets as of December 31, 2025:

Asset	Asset Use Type	Ownership Type	Owned Rentable Square Feet	Rentable Units	% Occupied		% Leased / Programmed
Pier 17	Mixed-Use	Owned Improvements	215,789	—	34%		99%
Fulton Market Building	Mixed-Use	Owned Improvements	115,029	—	100%		100%
Tin Building	Entertainment	Owned Improvements	53,783	—	100%		100%
Schermerhorn Row	Retail	Owned Improvements	28,727	—	73%		78%
One Seaport Plaza	Retail	Owned Improvements	24,460	—	8%		8%
Museum Block	Retail	Owned Improvements	23,599	—	1%		84%
Seaport Translux	Retail	Owned Improvements	9,513	—	0%		68%
117 Beekman Street	Retail	Owned Improvements	3,699	—	0%		0%
John Street Service Building	Retail	Owned Improvements	225	—	100%		100%
85 South Street	Multifamily & Office	Fee Simple	5,522	21	95	%(2)	95	%(2)
250 Water Street(1)	Development Site	Fee Simple	—	—	0%		0%
Total			480,346	21	55%		90%
(1)	250 Water Street was held for sale as of December 31, 2025. The sale was completed in February 2026 for gross proceeds of $143.0 million. Refer to Note 15 – Subsequent Events for additional details.
(2)	Occupancy and leasing figures for multifamily space. Ground floor office space is vacant as of December 31, 2025.

Our Seaport assets primarily sit under a long-term ground lease from the City of New York that provides for an extension option that would extend its expiration from 2071 to 2120. In 2025, we paid $2.7 million in rent and fees under that ground lease and two smaller ground leases on our Seaport assets. The following table shows information about our ground leases as of December 31, 2025:

			Annual Rent
			Payments for
			the Year
			Ended
			December 31,
			2025
Location	Expiration	Extensions	(thousands)		Rent Escalator
Seaport Neighborhood(1)	December 2071	December 2120	$1,960		3% annually
Translux Building	December 2071	December 2120	$163	(2)	3% annually
One Seaport Plaza	December 2071	N/A	$525		Adjusted every 15 years provided operating profits have been achieved; subject to caps

Note: Our 85 South Street asset is not subject to a ground lease. For the John Street Service Building, there is a separate license agreement with the New York City Department of Parks and Recreation.

(1)	Ground lease for the following properties: Pier 17, the Tin Building, Schermerhorn Row, Museum Block, 117 Beekman Street and the Fulton Market Building.
(2)	Includes partial rent abatement of approximately $141,000 and $145,000 for the years ended December 31, 2024 and December 31, 2025, respectively, which is not expected to continue.

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

Within our Entertainment segment, we compete with other entertainment venues, concert spaces and event venues in the New York City area, including those offering similar music, entertainment and public event programming. These venues may offer different capacities, amenities or event types that could attract similar audiences, including large arenas and smaller intimate venues. The Las Vegas Aviators operate in a competitive sports market, with rival teams competing for fan engagement, sponsorships and media attention. Local sports teams and major league affiliates can influence attendance and community support, as well as impact sponsorship and advertising opportunities.

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

Human Capital

As of December 31, 2025, we had 627 full-time employees supporting our business, and we consider our current relationship with our employees to be good. As of December 31, 2025, none of our employees were represented by unions or covered by collective bargaining agreements.

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

Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of remediation of certain hazardous substances, including petroleum and certain toxic substances (collectively hazardous substances) on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. The costs of remediation of such substances may be substantial, and the presence of such substances, or the failure to remediate such substances, may adversely affect the owner’s ability to sell such real estate or to obtain financing using such real estate as collateral. Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopments and also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with our ownership, operation and management of certain properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.

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

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are those that we deem currently to be material, and do not represent all of the risks that we face. You should carefully consider the following risks and uncertainties, in addition to the other information contained in this Annual Report and the other documents we file with the SEC. Additional risks and uncertainties not presently known to us or that we currently do not consider material may in the future become material and impair our business, financial condition and results of operations. If any of the following risks actually occur, our business could be materially harmed, our financial condition, results of operations and prospects could be materially and adversely affected, and the value of our securities could decline significantly.

Risk Factors Summary

An investment in our securities is subject to a number of risks, including risks relating to the successful implementation of our strategy and the ability to grow our business. The following list of risk factors is not exhaustive and should be read together with the more detailed risk factors contained below.

Risks Related to Our Business and Our Industry

●	Our portfolio has experienced, and is expected to continue to experience for the foreseeable future, significant negative operating cash flow and net losses. We require substantial cash, and, in the event that our management team is unsuccessful in achieving its business plan quickly enough, we may be forced to change our business plan, dispose of assets and/or take other actions, which could materially adversely affect our financial condition and results of operations. Such actions could also affect the tax treatment of the distribution to HHH and its stockholders, which could result in a material indemnification obligation pursuant to the tax matters agreement.
●	Our business is dependent on discretionary consumer spending patterns and, as a result, could be materially, adversely impacted by an economic downturn, recession, financial instability, inflation or changes in consumer tastes and preferences.
●	Downturns in tenants’ businesses may reduce our revenues and cash flows.
●	We may be unable to renew leases, lease vacant space or re-lease space as leases expire.
●	The operational results of some of our assets may be volatile, especially the Seaport, which could have an adverse effect on our financial condition and results of operations.
●	Significant competition could have an adverse effect on our business.
●	The concentration of our assets and operations in New York City and Las Vegas exposes our revenues and the value of our assets to adverse changes in local economic conditions.
●	Some of our assets are subject to potential natural or other disasters.
●	Climate change, as well as scrutiny of climate change and other environmental or social matters may adversely affect our business.
●	Several of our properties and our tenants depend on frequent deliveries of food, alcohol and other supplies, which subjects us to risks of shortages, interruptions and price fluctuations for those goods.
●	We are exposed to risks associated with the development, redevelopment or construction of our properties in connection with our Fashion Show Mall Air Rights.
●	Our development projects may subject us to certain liabilities.

Risks Related to Our Sports Assets

●	Our sports assets face intense and wide-ranging competition, which may have a material negative effect on our business, financial condition and results of operations.
●	Our business is dependent, in part, on the continued popularity and/or competitive success of the Aviators, which cannot be assured.

Financial Risks

●	We will be unable to develop, redevelop or expand our properties without sufficient capital or financing.
●	As of December 31, 2025, we had outstanding indebtedness of approximately $99.6 million, and in the future we may incur additional indebtedness. This indebtedness and changing interest rates could adversely affect our business, prospects, financial condition or results of operations and prevent us from fulfilling our financial obligations.
●	Inflation has adversely affected us and may continue to adversely affect us by increasing costs beyond what we can recover through price increases.

Regulatory, Legal and Environmental Risks

●	We are subject to extensive governmental regulation and our failure to comply with these regulations could adversely affect our business, prospects, financial condition or results of operations.
●	Development of properties entails a lengthy, uncertain and costly entitlement process.
●	Government regulations and legal challenges may delay the start or completion of the development of our properties, increase our expenses or limit our building or other activities.

Risks Related to Our Separation From and Relationship with HHH

●	Prior to the Spin-Off, we had no history of operating as a separate, publicly traded company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
●	We may not achieve some or all of the expected benefits of the separation, and the separation may adversely affect our business.
●	If the Spin-Off failed to qualify as a distribution under Section 355 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), HHH stockholders could incur significant adverse tax consequences, and we could be required to indemnify HHH for certain tax consequences that could be material pursuant to indemnification obligations under the tax matters agreement.

Risks Related to our Common Stock

●	We cannot be certain that an active trading market for our common stock will be sustained, and the price of our common stock may fluctuate significantly.

Risks Related to Our Business and Our Industry

Our portfolio has experienced, and is expected to continue to experience for the foreseeable future, significant negative operating cash flow and net losses. We require substantial cash, and, in the event that our management team is unsuccessful in achieving its business plan quickly enough, we may be forced to change our business plan, dispose of assets and/or take other actions, which could materially adversely affect our financial condition and results of operations. Such actions could also affect the tax treatment of the distribution to HHH and its stockholders, which could result in a material indemnification obligation pursuant to the tax matters agreement.

We have a history of incurring net losses, and we currently expect to experience negative operating cash flow for the foreseeable future. For the years ended December 31, 2025, 2024 and 2023, we incurred net losses of $116.7 million, $153.2 million, and $838.1 million ($128.6 million excluding an impairment charge of $672.5 million for our assets and $37.0 million for unconsolidated ventures), respectively. We had negative operating cash flows of $49.7 million, $52.7 million, and $50.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Historically, our portfolio required support in the form of contributions from HHH to fund our operations and meet our obligations, with net transfers from HHH of $169.5 million and $125.3 million for the years ended December 31, 2024 and 2023, respectively. Following our Spin-Off from HHH, we no longer receive funding from HHH.

Additionally, our business model is cash intensive. The campus nature of our Seaport portfolio requires a higher level of overhead because expenses like cleaning and security are not directly correlated to the occupancy in one building. Instead, overhead costs are largely correlated to the activation of the entire district for retail, events, sponsorships and food and beverage operations. In addition, our management’s business plan depends significantly on leasing up our existing Seaport assets, which we expect will involve significant capital expenditures. For instance, the portfolio of assets within Landlord Operations at the Seaport was 90% leased or programmed and 55% occupied as of December 31, 2025, and we are focused on leasing this space. As of December 31, 2025, approximately 100% of our existing office space was leased or programmed and 92% was occupied in the Seaport.  We are actively seeking to lease the remaining vacant space, which may involve converting space from office to hospitality uses. We are also focused on leasing other available retail space at the Seaport, of which 89% was leased or programmed and 51% was occupied as of December 31, 2025. Such leasing activities will require significant capital expenditures in addition to the substantial capital expenditures necessary for the ongoing operation of our portfolio.

We cannot offer any assurance as to our future financial results, and, as noted above, we currently expect to experience significant negative operating cash flow and net losses for the foreseeable future. While we believe that our existing cash balances and restricted cash balances will provide adequate liquidity to meet all of our current and long-term obligations when due, including our third-party mortgages payable, and adequate liquidity to fund capital expenditures and redevelopment projects, including our working capital and capital expenditure needs for the next twelve months, we cannot provide assurances that we will be able to secure additional funding on terms acceptable to us, or at all, if and when needed. Our inability to achieve positive cash flow from our current operating plans over time or to raise capital to cover any anticipated shortfall would have a material adverse effect on our business, financial condition, results of operations and ability to implement our business plan, and could have a material adverse effect on our ability to meet our obligations as they become due, which could force us to change our business plans, dispose of assets and/or take other action in order to continue to operate. In addition, such actions could affect the tax treatment of the distribution to HHH and its stockholders, and if so, we could be required to indemnify HHH for certain tax consequences that could be material pursuant to indemnification obligations under the tax matters agreement. See “—Risks Related to the Separation From and Our Relationship with HHH.”

Our business depends in part on discretionary consumer spending patterns and, as a result, could be materially, adversely impacted by an economic downturn, recession, financial instability, inflation or changes in consumer tastes and preferences.

Our business depends in part on consumers spending discretionary dollars at our assets. Consumer spending has in the past declined, and may in the future decline at any time, for reasons beyond our control, including as a result of economic downturns or recessions, unemployment and consumer income levels, financial market volatility, credit conditions and availability, inflation, rising or elevated interest rates, tariffs and international trade policy, increases in theft or other crime, pandemics or other public health concerns and changes in consumer preferences. The risks associated with our businesses and described herein may become more acute in periods of a slowing economy or recession. In addition, instability and weakness in the U.S. and global economies, including due to the effects caused by disruptions to financial markets, high inflation, high interest rates, tariffs, recession, high unemployment, geopolitical events and the negative effects on consumer confidence and consumers’ discretionary spending, have in the past negatively affected, and may in the future materially negatively affect, our business and operations. For example, the restaurant and hospitality industries are highly dependent on consumer confidence and discretionary spending. Economic, political or social conditions or events that adversely impact consumers’ ability or willingness to dine out could, in turn, adversely impact our revenues related to JG and the Seaport. If such conditions or events were to persist for an extended period of time or worsen, our overall business, financial condition and results of operations may be adversely affected.

Downturns in tenants’ businesses may reduce our revenues and cash flows.

A tenant may experience a downturn in its business, due to a variety of factors including inflation, higher interest rates or supply chain issues, including those potentially caused from global trade uncertainty or tariffs, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. The rate of defaults may increase from historical levels due to tenants’ businesses being negatively impacted by higher interest rates. In the event of default by a tenant, we may experience delays in enforcing our rights as the landlord and may incur substantial costs in protecting our investment. Tenant defaults, restructurings, rent deferrals, or requests for abatements could reduce our cash flows and cause us to incur costs associated with workout negotiations, litigation or re-tenanting.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire.

We cannot provide any assurance that existing leases will be renewed, that we will be able to lease vacant space or re-lease space as leases expire or that our rental rates will be equal to or above current rental rates. The assets within Landlord Operations at the Seaport were 90% leased or programmed as of December 31, 2025, and we are focused on improving occupancy levels at these assets; however, no assurance can be given that we will be successful in leasing this space. If the average rental rates for our properties decrease, existing tenants do not renew their leases, vacant space is not leased or available space is not re-leased as leases expire, our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations at the affected properties could be adversely affected.

We are subject to risks related to the Tin Building.

In February 2026, the Company, through a wholly owned indirect subsidiary, entered into a lease with Lux Entertainment, a contemporary art experience creator, to open its U.S. flagship location of the Balloon Museum in the Tin Building. In connection with entering into the lease and the commencement of the Company’s landlord obligations, The Tin Building by Jean-Georges ceased operations in February 2026. Although we, through a wholly owned indirect subsidiary, have entered into a lease with Lux Entertainment to occupy the Tin Building, Lux Entertainment will not be obligated to commence paying rent to us until after we have completed a substantial renovation of the Tin Building. Until such renovations are completed and Lux Entertainment begins paying rent, we will not receive rental income from the affected space. This period of reduced rental income could be longer than we currently anticipate and could have a material adverse effect on our cash flows, financial condition, and results of operations.

We may encounter unanticipated costs, delays, or other complications in connection with the renovation of the Tin Building. Construction and renovation projects are subject to a number of risks, including, without limitation: cost overruns resulting from inflation, supply chain disruptions, labor shortages, or increases in the cost of building materials; delays in obtaining or the inability to obtain necessary zoning, land use, building, occupancy, and other governmental permits and authorizations; changes in applicable laws, regulations, or building codes that may require modifications to the renovation plans or increase costs; discovery of structural deficiencies, hazardous materials, or other unforeseen conditions requiring remediation; disputes with or defaults by contractors, subcontractors, or other third parties involved in the renovation; adverse weather conditions or force majeure events that cause delays; and the potential for the project to take significantly longer than anticipated to complete. Any of these risks could result in increased costs, significant delays, or both, which could further extend the period during which we receive no rental income from the Tin Building and could materially and adversely affect our financial condition, results of operations, and cash flows.

In addition, the Tin Building is in close proximity to our other assets located in the Seaport. The closure of operations by the Tin Building by Jean-Georges could have a negative impact on our other assets in the Seaport. During the renovation and transition period, our other assets in the Seaport may also experience reduced foot traffic, diminished visibility, or other adverse effects that could impact the performance of those assets or the operations of the tenants at those assets. These factors could negatively impact our financial results.

Finally, although we have entered into a lease with Lux Entertainment, there can be no assurance that Lux Entertainment will ultimately occupy the Tin Building or perform its obligations under the lease, including the payment of rent. Lux Entertainment may experience adverse changes in its financial condition, business operations, or strategic priorities prior to or following the commencement of its lease term, which could result in a default under, or termination of, the lease. If Lux Entertainment fails to take occupancy of the Tin Building, defaults under its lease, or seeks to renegotiate the terms of its lease, we may be required to find another replacement tenant, which could result in additional renovation costs to re-configure the space, further periods of vacancy and reduced or no rental income, and potentially less favorable lease terms than those currently in place. We may also be unable to recover the capital invested in the renovations. Any such outcome could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

For example, seasonality has a significant impact on our Seaport business due to weather conditions, New York City tourism and other factors, with the majority of the Seaport’s revenue generated between May and October. Similarly, in Las Vegas, we are significantly impacted by the baseball season, with a significant portion of our Entertainment (previously Sponsorship, Events, and Entertainment) segment revenue generated between April and September. As a result, our total revenues tend to be higher in the second and third quarters, and our quarterly results for any one quarter or in any given fiscal year may not be indicative of results to be expected for any other quarter or year. Additionally, during periods of extreme temperatures (either hot or cold) or precipitation, we may experience significant reductions in consumer traffic, which could adversely affect our assets and our business as a whole.

Attendance, ticket sales, and ancillary spend at our venues and attractions are subject to seasonal patterns and are vulnerable to adverse weather, extreme heat, storms, wildfire smoke, flooding, and other climate-related events. Venues and attractions located in coastal, desert, forest, or high-altitude geographies face heightened exposure to climate-related disruptions, potential operating restrictions, increased insurance costs, and capital expenditures for resilience. Severe weather or natural disasters can lead to cancellations, reduced capacity, property damage, supply chain interruptions, and business interruption that may not be fully recoverable through insurance.

Our operational results depend in part on our ability to secure attractive events, programming and content for certain of our venues and attractions.

Our operational results depend in part on our ability to secure attractive events, programming and content for certain of our venues and attractions. If we fail to source compelling live events, exhibitions, promoters, touring productions, artists or other offerings on commercially reasonable terms, or if our content underperforms audience expectations, our utilization, average ticket prices, attendance and revenues may decline. Shifts in consumer preferences, the availability and pricing of alternative entertainment options, labor actions affecting content creation or touring and the cost and complexity of producing and operating experiential formats could adversely impact our event mix and profitability.

Significant competition could have an adverse effect on our business.

The nature and extent of the competition we face depend on the type of asset. Because a significant portion of our existing portfolio consists of entertainment-related assets, these assets compete for consumers and their discretionary dollars with other forms of entertainment, leisure and recreational activities. This competition is particularly intense in Manhattan and in the Las Vegas area, where all of our assets are located. The success of our business depends in part on our ability to anticipate and respond quickly to changing consumer tastes, preferences and purchasing habits. Many of the entities operating competing businesses are larger and have greater financial resources, have been in business longer, or have greater name recognition, and as a result may be able to invest greater resources than we can in attracting consumers. Certain of our assets will depend on our ability to attract concerts and other events to our venues, and in turn the ability of performers to attract strong attendance.

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

The concentration of our assets and operations in New York City and Las Vegas exposes our revenues and the value of our assets to adverse changes in local economic conditions.

Our operations are concentrated in a limited number of geographic regions, largely Manhattan and the Las Vegas area. Our current and future assets and operations in these areas are generally subject to significant fluctuations caused by various factors that are beyond our control such as the regional and local economies, which may be negatively impacted by material relocation by residents, industry slowdowns, increased unemployment, lack of availability of consumer credit, levels of consumer debt, adverse weather conditions, natural disasters, climate change and other factors, as well as the local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants.

In addition, some of our assets and operations are subject to various other factors specific to those geographic areas. For example, tourism is a major component of the local economies in lower Manhattan and in the Las Vegas area, so our assets and operations in those areas are susceptible to factors that affect travel and tourism related to these areas, including cost and availability of air services and the impact of any events that disrupt air travel to and from these regions. Moreover, these assets and operations may be affected by risks such as acts of terrorism and natural disasters, including major wildfires, floods, droughts and heat waves, as well as severe or inclement weather, which could also decrease tourism activity.

Given that the majority of our revenue comes from the Seaport in New York City, we are also particularly vulnerable to adverse events (including acts of terrorism, threats to public safety, natural disasters, epidemics, pandemics, weather conditions, labor market disruptions and government actions) and economic conditions in New York City and the surrounding areas. For example, the Seaport’s operations and operating results were materially impacted by the COVID-19 pandemic and New York state and city laws and regulations regarding lockdowns and capacity restrictions. Declines or disruptions in certain industries, for example, the financial services or media sectors, may also have a significant adverse effect on the New York City economy or real estate market, which could disproportionately impact on our business.

Further, our assets and operations in the Las Vegas area are to some degree dependent on the gaming industry, which could be adversely affected by changes in consumer trends and preferences and other factors over which we have no control. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including online gaming platforms, online and land-based casinos, video lottery, sweepstakes and poker machines, many of which are located outside of Las Vegas. Such increased competition could have a negative impact on the local Las Vegas economy and result in an adverse effect on our assets and operations in the Las Vegas area. The success of our assets and operations in the Las Vegas area may also be negatively impacted by changes in temperature due to climate change, increased stress on water supplies caused by climate change and population growth and other factors over which we have no control.

If any or all of the factors discussed above were to occur and result in a decrease in the revenue derived from our assets and operations in any of these geographic regions, it would likely have a material adverse effect on our business, financial condition and results of operations.

Our Seaport assets primarily sit under a long-term ground lease from the City of New York.

Our Seaport assets primarily sit under a long-term ground lease from the City of New York that provides for an extension option that would extend its expiration from 2071 to 2120. The long-term success of our Seaport assets is largely based on our ability to maintain the ground lease in effect. If we fail to maintain the ground lease with the City of New York, our operations would be disrupted and it would likely have a material adverse effect on our business, financial condition and results of operations.

Some of our assets are subject to potential natural or other disasters.

Our assets are located in areas which are subject to natural or other disasters, including hurricanes, floods, wildfires, heat waves and droughts. We cannot predict the extent of damage that may result from such adverse weather events, which depend on a variety of factors beyond our control. Whether such events are caused or exacerbated by global climate changes or other factors, our assets in Manhattan, a coastal region, could be affected by increases in sea levels, the frequency or severity of hurricanes and tropical storms, or environmental disasters, and our assets in the Las Vegas area could be negatively impacted by changes in temperature or increased stress on water supplies. Additionally, adverse weather events can cause widespread property damage and significantly depress the local economies in which we operate and have an adverse impact on our business, financial condition and operations.

Climate change, as well as scrutiny of climate change and other environmental or social matters, may adversely affect our business.

As a result of climate change, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our assets located in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition and results of operations would be adversely affected. In addition, many state and local governments are adopting or considering adopting regulations requiring that property owners and developers include in their development or redevelopment plans resiliency measures to address climate-change or other environmental or social risks. We may be required to incur substantial costs if such regulations apply to any of our properties. There is also increasing scrutiny of climate, human capital and other sustainability matters from various investors, consumers and other stakeholders, and our actual or perceived sustainability performance and disclosures may impact these stakeholders’ interest in our company or our real estate. Moreover, various policymakers, including the State of New York, have adopted or are considering adopting laws requiring disclosure of certain climate-related information, which may require additional costs for us to comply. However stakeholder, including regulator, expectations are not uniform and, at times, conflict. Any failure to successfully navigate stakeholder expectations, including compliance with laws or interpretations of such requirements, may result in reputational harm, loss of customers or employees, investor or regulatory engagement, or other adverse business impacts. Our tenants and suppliers may be subject to similar risks, which may indirectly impact us as well.

Water and electricity shortages could have an adverse effect on our business, financial condition and results of operations.

Drought conditions and increased temperatures—particularly in Las Vegas—could cause our assets to experience water and electricity shortages. The lack or reduced availability of electricity or water may make it more difficult or expensive for us to operate our businesses and obtain approvals for new developments and could limit, impair or delay our ability to develop or sell, or increase the cost of developing, our assets in the relevant areas.

If we are unable to make strategic acquisitions and develop and maintain strategic partnerships, our growth may be adversely affected. Even if we are able to make acquisitions or develop partnerships, we may not realize the expected benefit from such acquisitions and partnerships.

As part of our long-term business strategy, we intend to opportunistically seek out acquisitions and utilize strategic partnerships. There are no assurances, however, that attractive acquisition or strategic partnership opportunities will arise, or if they do, that they will be consummated, or that any needed additional financing for such opportunities will be available on satisfactory terms when required. Further, we may incur significant costs in connection with an acquisition or partnership, or in connection with any delay in completing an acquisition or entering into a partnership or termination of the applicable acquisition or partnership agreement, and the investment of such upfront costs may not be profitable.

Even if we are able to make acquisitions or develop partnerships, there is risk that such acquisitions or partnerships may not perform in accordance with our expectations, including results relating to: correctly assessing the quality of assets being acquired or the partnership being entered into; the cost, time and complexities required to complete the integration successfully; potential unknown liabilities associated with an acquisition or a partnership, including but not limited to those related to taxation issues; pending or threatened litigation or regulatory matters; performance shortfalls as a result of the diversion of management’s attention caused by completing an acquisition or entering into a partnership; or any expectation of benefit from certain operating synergies and/or efficiencies, including those related to the elimination of duplicative costs and the spreading of fixed costs across a larger asset base.

If we are unable to successfully integrate our acquisitions or partnerships into our business, we may never realize their expected benefits. With each acquisition or partnership, we may discover unexpected costs, liabilities for which we are not indemnified, delays, lower than expected cost savings or synergies, or incurrence of other significant charges, such as impairment of goodwill or other intangible assets and asset devaluation. We also may be unable to successfully integrate the diverse company cultures, retain key personnel, apply our expertise to new competencies, or react to adverse changes in industry conditions.

It is possible that the integration process related to acquisitions or partnerships could result in the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with key counterparties. Integration efforts could divert management attention and resources, which could have an adverse effect on our financial condition and results of operations. Additionally, the operation of any acquired businesses or partnerships may adversely affect our existing profitability, and we may not be able to manage growth resulting from the acquisition or partnership effectively.

Additionally, acquisition transactions and partnerships are frequently the subject of litigation or other legal proceedings, including actions alleging breaches of fiduciary or other duties. If litigation or other legal proceedings are brought against us or against our board of directors in connection with any acquisition or partnership, we might not be successful in defending against such proceedings. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operations or financial condition, including through the possible diversion of our resources or distraction of key personnel.

We are party to numerous joint venture arrangements with strategic partners, and our business strategy may include entering into new joint venture arrangements, as well as expanding relationships with our existing strategic partners. Our joint venture arrangements expose us to risks related to control, conflicts of interest, financial reporting and counterparty risks.

We currently have entered and may enter into additional joint venture partnerships, such as with respect to (a) our 25% interest in JG, (b) the Lawn Club, and (c) the Fashion Show Mall Air Rights. Our joint venture partners may bring local market knowledge and relationships, development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive advantages. In the future, we may not have sufficient resources, experience and/or skills to locate desirable partners, including in the event that we determine to expand our operations outside of our current locations in New York and Las Vegas. We also may not be able to identify and attract partners who want to conduct business in the locations where our operations are located or may be located in the future, and who have the assets, reputation or other characteristics that would enhance our growth strategies.

While we generally participate in making decisions for our jointly owned properties and assets, we might not always have the same objectives as the partner in relation to a particular asset, and we might not be able to formally resolve any issues that arise. In addition, actions by a partner may subject assets owned by the joint venture to liabilities greater than those contemplated by the joint venture agreements, be contrary to our instructions or requests or result in adverse consequences. In many instances we do not exercise control over decisions made with respect to our joint ventures or their assets, and decisions may be made that are detrimental to our interests. Furthermore, we have made, and expect to continue to make, investments in unconsolidated ventures that we do not control and account for under the equity method. We rely on the information, including financial information, prepared by these ventures to monitor our investments and prepare our financial statements. Errors in the financial statements or other information provided to us could lead to errors in our financial statements.

The bankruptcy or, to a lesser extent, financial distress of any of our joint venture partners could materially and adversely affect the relevant asset or assets. If this occurred, we would be precluded from taking some actions affecting the estate of the other investor without prior court approval which would, in most cases, entail prior notice to other parties and a hearing. At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take. If the relevant joint venture through which we have invested in an asset has incurred recourse obligations, the discharge in bankruptcy of one of the other partners might result in our ultimate liability for a greater portion of those obligations than would otherwise be required.

Several of our assets and our tenants depend on frequent deliveries of food, alcohol and other supplies, which subjects us to risks of shortages, interruptions and price fluctuations for those goods.

The ability of several of our assets, including JG, and some of our tenants to maintain consistent quality service depends in part on their ability to acquire fresh, quality products from reliable sources. If there were any major shortages, interruptions or significant price fluctuations for certain fresh, quality products or if suppliers were unable to perform adequately or fail to distribute products or supplies to our properties or the properties of our tenants, or terminate or refuse to renew any contract with them, our business and results of operations could be adversely affected.

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

We are exposed to risks related to third-party ticketing platforms and payment processors.

We may rely on third-party ticketing platforms and payment processors for sales, settlement, marketing and data insights. Outages, integration failures, fee disputes, chargebacks or changes to platform policies could disrupt ticket sales and erode customer satisfaction. Refund policies and practices, particularly for cancellations or postponements, can expose us to liquidity pressures and reputational risk. Legislative or regulatory scrutiny of ticketing fees, resale markets, all-in pricing and disclosure practices could require changes to pricing or commercial terms that adversely affect our business, results of operations and financial condition.

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

Like many companies, we and our third-party vendors have been impacted by security incidents in the past and will likely experience security incidents of varying degrees. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls and procedures, will be fully implemented, complied with or effective in protecting our systems and information, and that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems or that any such incident will be discovered in a timely manner. Any failure in or breach of our information security systems, those of third-party service providers or a breach of other third-party systems that ultimately impacts our operational or information security systems as a result of cyber-attacks or information security breaches could result in a substantial harm to our business and results of operations.

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

Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

The use of AI by us and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our business. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, our business model, strategies and operational processes. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to improve their operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.

If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of our business could suffer. In addition, recent technological advances in AI both present opportunities and pose risks to us. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our business. The volume and reliance on data and algorithms also make AI more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data or other intellectual property. Our personnel or the personnel of our service providers could, without being known to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on the AI’s work product.

There is also a risk that AI may be misused or misappropriated by third parties we engage. For example, a user may input confidential information, including material non-public information or personally identifiable information, into AI applications, resulting in the information becoming a part of a dataset that is accessible by third-party technology applications and users, including our competitors. Further, we may not be able to control how third-party AI that we choose to use is developed or maintained, or how data we input is used or disclosed. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.

In addition, the use of AI by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI. There has been increased scrutiny, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments.

We are subject to health, safety and security risks in connection with our live entertainment offerings and venue operations.

Live entertainment and venue operations involve health, safety and security risks, including crowd management, alcohol-related incidents, onsite injuries and public safety threats. Any significant incident, whether occurring at our properties or within the broader industry, can reduce demand, prompt regulatory scrutiny, increase insurance and security costs and lead to litigation. We may face heightened expectations for safety technologies, training and protocols, and failure to implement or enforce robust measures could result in liability and reputational damage.

Our brand and reputation could be harmed by negative publicity.

Our brand and reputation are critical to guest acquisition, sponsor relationships and talent partnerships. Negative publicity related to guest safety, pricing practices, accessibility, cancellations, data security or perceived insensitivity to community concerns could rapidly propagate, including via social media, and result in lost demand and stakeholder dissatisfaction. Our marketing effectiveness depends on third-party platforms and evolving algorithms, and restrictions on targeted advertising or changes in platform policies could reduce reach or increase acquisition costs.

We are subject to risks related to intellectual property.

We have in the past and will likely continue to rely on third-party intellectual property and licensing agreements in connection with our business. We may be unable to renew licenses on acceptable terms, or licensors may impose operating or standards that increase our costs. Allegations of intellectual property infringement, misappropriation or breach of license could result in litigation, damages or restrictions on our operations.

Global economic and political instability and conflicts, such as the conflicts in Venezuela, between Russia and Ukraine or in the Middle East, could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the U.S. and foreign jurisdictions and geopolitical conflicts, such as the conflicts in Venezuela, between Russia and Ukraine, and in the Middle East. While we do not have any customer or direct supplier relationships in these regions, the current military conflicts, and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary for construction and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers, or otherwise adversely impact our business.

Some of our directors are involved in other businesses including real estate activities and public and/or private investments and, therefore, may have competing or conflicting interests with us.

Certain of our directors have and may in the future have interests in other real estate business activities and may have control or influence over these activities or may serve as investment advisors to, or directors or officers of other businesses. These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations. Additionally, certain of our directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities in their non-director capacities. Our Code of Business Conduct and Ethics expressly provides, as permitted by Section 122(17) of the Delaware General Corporation Law (the “DGCL”), that our non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to our businesses, provided that such opportunities are not in direct competition with our businesses. Accordingly, we have no expectation that we will be able to learn of or participate in such opportunities. If any potential business opportunity is expressly presented to a director exclusively in his or her director capacity, the director will not be permitted to pursue the opportunity, directly or indirectly through a controlled affiliate in which the director has an ownership interest, without the approval of a majority of the independent members of our board of directors.

Pershing Square is our largest stockholder and may exert influence over us that may be adverse to our best interests and those of our other stockholders.

As of December 31, 2025, Pershing Square Capital Management, L.P. (“Pershing Square”), through investment funds advised by it, beneficially owned approximately 39.3% of our outstanding common stock based on their Schedule 13F-HR filed on February 17, 2026. Accordingly, Pershing Square has the ability to influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws (the “Bylaws”) and the entering into of extraordinary transactions, and its interests may not in all cases be aligned with other stockholders’ interests.

In the future, Pershing Square could acquire additional shares of our common stock. If Pershing Square’s ownership of our common stock increases to more than 50%, we would be considered a “controlled company” under the corporate governance rules of the NYSE, which would allow us to opt out of certain NYSE corporate governance requirements, including the requirements that: (1) a majority of the board of directors consist of independent directors; (2) the compensation of our officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors; and (3) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. In addition, Pershing Square would be able to control virtually all matters requiring stockholder approval, including the election of our directors.

Pursuant to the Investor Rights Agreement, as long as Pershing Square owns at least 10% of the total outstanding shares of our common stock, Pershing Square will be entitled to nominate at least one director to our board of directors and, if we increase the size of the board to larger than five directors, as many nominees as represent at least 20% of the total number of directors then on the board. These board nomination rights are also contained in our Amended and Restated Certificate of Incorporation. Additionally, we have granted a waiver of the applicability of the provisions of Section 203 of the DGCL such that Pershing Square, which owned approximately 39.3% of the outstanding shares of our common stock as of December 31, 2025, may increase its position in our common stock without being subject to Section 203’s restrictions on business combinations. See “—Risks Related to Our Common Stock—Anti-takeover provisions in our Amended and Restated Certificate of Incorporation, our Bylaws, Delaware law, the Investor Rights Agreement and certain other agreements may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.”

This concentration of ownership, and the potential for further concentration of ownership, of our outstanding common stock held by Pershing Square, as well as its rights under the Investor Rights Agreement and the Amended and Restated Certificate of Incorporation, could make certain transactions more difficult or impossible without its support. The interests of Pershing Square, or any of its respective affiliates could conflict with or differ from the interests of our other stockholders. For example, the concentration of ownership held by Pershing Square could allow it to influence our policies and strategy and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that may otherwise be favorable to us and our other stockholders. Pershing Square or an affiliate thereof may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. This control may also adversely affect the market price of our common stock.

Our business is subject to risks associated with our investments in real estate assets and with trends in the real estate industry.

Our economic performance and the value of our real estate assets are subject to the risk that our properties may not in the future generate revenues sufficient to meet our operating expenses or other obligations, which has been the case with our portfolio in recent years. A future deficiency of this nature would adversely impact our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations.

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

Our business is subject to risks associated with sponsorships.

Our sponsorship business can be cyclical and sensitive to brand safety concerns, market conditions and the performance of our events or assets. Shifts in advertiser priorities, the reallocation of advertiser budgets to digital channels or reputational considerations could reduce renewals or pricing, which could adversely affect our business, financial condition and results of operations. If our event reach or demographics are less attractive to sponsors over time, we may face higher activation costs, lower revenues or lost customers.

We are exposed to risks associated with the development, redevelopment or construction of our properties, including in connection with our Fashion Show Mall Air Rights.

One of our assets is the Fashion Show Mall Air Rights, which is a contractual right to form a joint venture to hold an 80% managing member interest in a to-be-formed entity that would own the air rights above the Fashion Show mall in Las Vegas, as well as the exclusive right to develop such air rights. Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, site and building design, environment, zoning, sales and similar matters apply to and/or affect the real estate development industry. Initiation of development activities in connection with Fashion Show Mall Air Rights are complex processes and subject to numerous factors and contingencies, including market conditions, financing and additional approvals. We are currently evaluating all strategic alternatives before proceeding further with any development activities. There can be no guarantee of when or if this potential development will be completed or, if it is completed, reach subsequent stabilization or achieve profitability.

Our development, redevelopment and construction activities, including in connection with our Fashion Show Mall Air Rights, expose us to risks such as:

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

For example, we have in the past been, and may again in the future become, subject to various lawsuits in connection with our development activities. We cannot guarantee that the outcome of any litigation related any of our development, redevelopment and construction activities will not result in substantial costs or delays, divert our management’s attention and resources or otherwise harm our business.

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

If any of the aforementioned risks were to occur during the development, redevelopment or construction of our properties, including in connection with our Fashion Show Mall Air Rights, it could have a substantial negative impact on the project’s success and result in a material adverse effect on our financial condition or results of operations.

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

A pandemic, epidemic or health crisis, such as the COVID-19 pandemic could have a material adverse effect on our business, financial performance and condition, operating results and cash flows.

Beginning in 2020, the COVID-19 pandemic disrupted our business, as well as the businesses of our tenants, and any future pandemic, epidemic or similar health crisis, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The COVID-19 pandemic negatively impacted our business in 2020 across all of our operations. Landlord Operations were negatively impacted by delayed leasing of vacant space as well as rental abatements from existing tenants. Additionally, certain of our tenants were forced to permanently close. Our Entertainment (previously Sponsorship, Events, and Entertainment) and Hospitality segments were significantly impacted by measures put in place by New York City that were intended to control the spread of disease, including mandated closures and restrictions upon opening, and the timing of the peak of the pandemic resulted in the full cancellation of our Summer Concert Series in 2020. Our sponsorship business was also negatively impacted by disruptions to our hospitality and events businesses, as sponsors were unable to fulfill their contractual obligations. As a result, many agreements were negotiated and extended during this time.

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

Risks Related to Our Sports Assets

Our sports assets face intense and wide-ranging competition, which may have a material negative effect on our business, financial condition and results of operations.

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

As a result of the large number of options available, we face strong competition for the Las Vegas metropolitan area sports fan base. We must compete with these other sports teams and sporting events, in varying respects and degrees, including on the basis of the quality of the team we field, its success in the leagues in which it competes, our ability to provide an entertaining environment at our games, prices we charge for tickets and the viewing availability of our team’s games on multiple media alternatives. Given the nature of sports, there can be no assurance that we will be able to compete effectively, including with companies that may have greater resources than us, and as a consequence, our business and results of operations may be materially negatively affected.

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

The success of our business is dependent on our ability to attract attendance to the Aviators’ home games. Our business also competes with other leisure-time activities and entertainment options in the Las Vegas metropolitan area, such as television, motion pictures, concerts, music festivals and other live performances, restaurants and nightlife venues, casinos, the internet, social media and social networking platforms and online and mobile services, including sites for online content distribution and online gambling, video on demand and other alternative sources of entertainment.

Our business is dependent, in part, on the continued popularity and/or competitive success of the Aviators, which cannot be assured.

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

Creating and maintaining the Aviators’ popularity and/or on-field competitiveness is relevant to the success of our business. The Aviators are an affiliate of the Athletics and get their players designated to them by the Athletics (as the parent club) from among the various players under contract with the parent club. Accordingly, efforts to improve our revenues and earnings from operations from period-to-period may be secondary to actions that the parent club’s management believes will generate long-term growth and asset value creation. The competitive position of the Aviators depends primarily on the Athletics’ ability to obtain, develop and retain talented players, coaches and team executives, for whom it competes with other MLB teams and over which the Aviators have no control. The Athletics’ efforts in this regard may include, among other things, trading for highly compensated players, signing draft picks, free agents or current players to new contracts, engaging in salary arbitration or contract renegotiation with existing players, terminating and waiving players and replacing coaches and team executives, and any of these actions can impact the competitive strength of the Aviators.

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

To the degree that our financial results are dependent on the Aviators’ popularity and/or on-field success, the likelihood of achieving such popularity or competitive success may be substantially impacted by serious and/or untimely injuries to or illness of key players. Even if we take health and safety precautions and comply with government protocols, our players may nevertheless contract serious illness and, as a result, the Aviators’ ability to participate in games may be substantially impacted.

Financial Risks

As of December 31, 2025, we had outstanding indebtedness of approximately $99.6 million, and in the future we may incur additional indebtedness. This indebtedness and changing interest rates could adversely affect our business, prospects, financial condition or results of operations and prevent us from fulfilling our financial obligations.

As of December 31, 2025, we had outstanding indebtedness of approximately $99.6 million. This indebtedness, and any future indebtedness we incur in the future could have the following consequences:

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

We are party to a mortgage with respect to the ballpark. In 2018, in order to finance the Las Vegas Ballpark, Clark County Las Vegas Stadium, LLC (“CCLVS”), then a subsidiary of HHH, entered into a note purchase agreement pursuant to which it issued a 4.92% senior secured note to Wells Fargo Trust Company, National Association, as trustee, in the principal amount of $51.2 million (the “Las Vegas Note Purchase Agreement”). The Las Vegas Note Purchase Agreement is secured by a deed of trust (the “Las Vegas Ballpark Deed of Trust”) and, among other things, a lien on the Las Vegas Ballpark (pursuant to the Las Vegas Ballpark Deed of Trust) and certain of CCLVS’s interests in agreements related to the Las Vegas Ballpark.

Our Las Vegas Ballpark Deed of Trust contains certain restrictions that may limit our ability to operate our business as well as representations and covenants customary for an agreement of this type, including financial covenants related to maintenance of loan-to-value ratios with respect to the collateral. This agreement also contains customary events of default and termination events. These restrictions limit our ability to, among other things:

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

We may be required to take action to reduce our debt or act in a manner inconsistent with our business objectives and strategies to meet such ratios and satisfy such covenants. Events beyond our control, such as changes in economic and business conditions, may affect our ability to do so. We may not be able to meet the ratios or satisfy the covenants in our debt agreements, and we cannot provide any assurance that our lenders will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our debt agreements would likely result in a default under such debt agreements, which may accelerate the principal and interest payments of the debt and, if such debt is secured, result in the foreclosure on certain of our assets that secure such debt. Any such defaults could materially impair our financial condition and liquidity. In addition, if the lenders under any of our debt agreements or other obligations accelerate the maturity of those obligations, we cannot assure you that we will have sufficient assets to satisfy our obligations under such obligations.

Inflation has adversely affected us and may continue to adversely affect us by increasing costs beyond what we can recover through price increases.

The U.S. economy has experienced elevated inflation recently. Inflation can adversely affect us by increasing, among other things, the cost of land, and materials and labor, which we have experienced in fiscal years 2024 and 2025 due to elevated inflation rates. Although we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects price increases may have in the future. In recent years we have experienced increases in the prices of labor and materials above the general inflation rate, especially in New York City with respect to labor costs. Our inability to offset increasing costs due to inflation through price increases to customers could have a material adverse effect on our results of operations, financial conditions and cash flows.

We will be unable to develop, redevelop or expand our properties without sufficient capital or financing.

Our business objectives include potential development, redevelopment and expansion opportunities, including potential significant future development activity in connection with the Fashion Show Mall Air Rights. We will not be able to pursue these initiatives if we cannot obtain sufficient capital or financing, which may include debt capital from lenders or the capital markets (which may be secured or unsecured), additional equity capital, cash from asset sales or government incentives, such as tax increment financing. We may be unable to obtain financing, or obtain financing on economically attractive terms, due to numerous factors, including our financial condition, results of operations or market volatility and uncertainty. Similarly, we may be unable to obtain mortgage lender and property partner approvals that may be required for any such development, redevelopment or expansion opportunity. We may abandon development, redevelopment or expansion activities already underway if we are unable to secure additional attractively priced capital to finance the completion of such activities. This may result in charge-offs of costs previously capitalized. In addition, if development, redevelopment, expansion or reinvestment projects are unsuccessful, our investments in such projects may not be recoverable, in full or in part, from future operations or sales resulting in impairment charges.

Some potential losses are not insured.

We carry comprehensive liability, fire, flood, earthquake, terrorism, cyber, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are some types of losses, including lease and other contract claims, which generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. If this happens, we might remain obligated for any mortgage debt or other financial obligations related to the property. In addition, insurance premiums could increase materially, and insurers could attempt to impose conditions or reduce limits following industry losses or regional events.

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

Regulatory, Legal and Environmental Risks

We are subject to extensive governmental regulation and our failure to comply with these regulations could adversely affect our business, prospects, financial condition or results of operations.

Our business is subject to the general powers of federal, state and local governments. For example, we hold liquor licenses at certain of our venues and are subject to licensing requirements with respect to the sale of alcoholic beverages in the jurisdictions in which we serve those beverages. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at the applicable venue and could have adversely affect our business, financial condition and results of operations. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. In the jurisdictions in which our venues are located, we are subject to statutes that generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for certain damages arising out of such violations. Our liability insurance coverage may not be adequate or available to cover any or all such potential liability.

We are also subject to data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which, among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium, are rapidly evolving, extensive and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application. The data protection landscape continues to evolve in the United States. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these future laws and regulations may have on our business. As new privacy- and security-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations, as well as our potential liability for non-compliance with such laws and regulations, may increase. In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive. We may incur significant legal expenses or reputational damage for data privacy or security claims regardless of whether we are found to be liable.

Our business is subject to a variety of other laws and regulations, including licensing, permitting and similar requirements; laws related to ticketing practices; working conditions, labor, immigration and employment laws; tax regulations; and health, safety and sanitation requirements. In addition, our business may be subject to future laws and regulations in these and other areas, which may create incremental and new compliance obligations.

Any changes to the legal and regulatory framework applicable to our business could have an adverse impact on our business, and our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could result in liability or government actions that could adversely affect our business and results of operations.

Changes in local political leadership, ballot initiatives and policy priorities could adversely affect our operations.

Changes in local political leadership, ballot initiatives and policy priorities could adversely affect our operations. Our business depends in part on approvals, policies and enforcement practices adopted by city and other local governments, related agencies and other organizations affiliated with or related to such cities and localities. Elections that result in new mayors, city council majorities or agency heads, as well as ballot initiatives and referenda, can lead to changes in permitting standards, licensing conditions, zoning interpretations, enforcement intensity and operating restrictions. Any such changes could interfere with our operations, increase our costs or require changes to our business model. If we are unable to anticipate or adapt to these shifts, our business, financial condition and results of operations could be materially adversely affected.

Our business is subject to risks associated with discretionary decisions by local governments, planning commissions and neighborhood bodies.

Our operations require determinations, permits and approvals that are subject to discretion by planning commissions, city councils and neighborhood bodies. Local governments may adopt or reinterpret zoning codes, impose moratoria, enact stricter environmental or historic-preservation standards or require additional community benefits. These actions can extend approval timelines, increase costs, reduce project density or permitted uses or render projects or operations infeasible. Adverse outcomes in New York or Las Vegas in particular could materially impair asset values and adversely affect our financial condition and results of operations.

Failure to obtain, maintain or renew required permits and licenses could adversely affect our operations.

Our operations require numerous permits and licenses, including with respect to occupancy, building, entertainment, alcohol service, food handling and outdoor use. Shifts in political priorities, constituent opposition or leadership changes can result in permits or licenses not being granted, not being renewed, being revoked or being renewed on materially worse terms, including fee increases, operating restrictions or geographic exclusions.  Failure to obtain, maintain, or renew permits and licenses, or changes in underlying standards, could delay openings, restrict our operations or result in fines and penalties. Alcohol licensing carries strict compliance responsibilities, and violations by us or our vendors could trigger suspensions, revocations or civil liability.

We may be subject to increased compliance costs to comply with new and contemplated government regulations relating to energy standards and climate change.

A variety of legislation is being enacted, or considered for enactment, at the federal, state and local levels relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. For example, New York City has adopted Local Law 97, which requires individual, or certain groups of, buildings over a certain size to meet new energy efficiency and greenhouse gas emissions limits, with stricter limits scheduled to come into effect in 2030. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct buildings. Such environmental laws may affect, for example, how we manage storm water runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. As climate change concerns continue to grow among certain constituencies, legislation and regulations of this nature may continue and may make compliance more costly. In addition, it is possible that some form of expanded energy or water efficiency legislation may be passed by certain bodies, which may, significantly increase our costs of building properties. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law.

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

Climate resiliency measures in the vicinity of our assets could materially and adversely affect our operations, access, costs, development plans and the value of our assets.

City and other local governments, related agencies and other organizations affiliated with or related to such cities and localities have in the past and could in the future undertake climate resiliency measures, including in areas where certain of our assets are located. Climate resiliency measures could include significant flood control or related infrastructure, such as perimeter walls, berms, raised grades, hardscape or shoreline alterations, or other engineered barriers and drainage improvements. If implemented, such measures could materially interfere with, restrict or alter how portions of our assets are accessed and used, could necessitate meaningful changes to certain building exteriors or systems, and could render parts of the site less functional or unusable for current uses.

Any such measures, if advanced, could disrupt our operations, limit or re-route vehicular and pedestrian access, reduce visibility or curb appeal, alter site circulation or loading, and impair tenant operations, customer traffic, or guest experience. These measures could require us to undertake modifications to buildings, facades, entrances, utility connections, or life-safety systems, and could affect site grading, easements, drainage and floodplain designations. These measures could also result in the imposition of additional permitting or code-compliance requirements, increase maintenance obligations, necessitate capital expenditures to adapt our improvements, diminish rental revenue if tenants are unable to operate as intended and increase vacancy or tenant improvement costs. In certain circumstances, public agencies may have authority to acquire interests in land, impose new easements or restrictions, or exercise police powers that could burden the property.

The planning and implementation of climate resiliency infrastructure could also affect future development or repositioning opportunities at affected sites by constraining buildable area, height, setbacks or access, or by creating design and engineering requirements that increase costs or reduce feasibility. In addition, any perceived or actual reduction in the functionality, accessibility or aesthetic appeal of any of our assets could negatively affect the marketability, tenant demand and appraised value of such assets. Insurance availability, coverage and cost could be adversely affected, and our lenders could seek to impose additional reserves, covenants or consent requirements related to flood risk, construction activity or property value, any of which could limit our financial flexibility. If we are unable to mitigate the effects of these measures through design changes, operational adjustments, insurance recoveries, tenant accommodations or other strategies, our results of operations, cash flows and the value of our assets could be materially and adversely affected.

We cannot predict whether, when or in what form any climate resiliency measures will be implemented, the ultimate obligations that may be imposed, or the magnitude of resulting costs or disruptions. Even if the climate resiliency measures are not implemented, the planning process and related uncertainty could still adversely affect tenant decision-making, leasing velocity or prospective buyer or lender perceptions, and could result in the diversion of our resources or distraction of key personnel. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and the value of our assets.

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

As a company conducting business with physical operations in the United States, we are exposed, both directly and indirectly, to the effects of changes in U.S. federal, state and local tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. The tax rules of the various jurisdictions in which we operate or do business often are complex and subject to varying interpretations. Tax authorities may challenge tax positions that we take or historically have taken and may assess taxes where we have not made tax filings or may audit the tax filings we have made and assess additional taxes. Some of these assessments may be substantial, and also may involve the imposition of penalties and interest.

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

Our ability to utilize our net operating loss and tax credit carryforwards depends on generating future U.S. federal and state taxable income. Consequently, certain net operating loss and tax credit carryforwards presented in our financial statements may not ultimately be utilized.  Additionally, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to utilize its pre-change net operating losses and other pre-change tax attributes to offset its future post-change taxable income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If we undergo such an ownership change, our ability to use our net operating loss and tax credit carryforwards may be limited, even if we generate taxable income.

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

Governmental regulation affects numerous aspects of our business and industry, including construction, sales and lending activities and other dealings with consumers and tenants. Further, government agencies routinely initiate audits, reviews or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed developments, whether brought by governmental authorities or private parties.

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

We are subject to risks associated with changing public sentiment.

Community opposition and changing public sentiment can delay, restrict or prevent our projects and operations. Certain of our projects and operations are subject to public hearings and review and comment processes that provide opportunities for opposition. Organized community groups and advocacy organizations could increase scrutiny on our projects and operations, leading to appeals, litigation or negotiated conditions that add cost and delay or interfere with our ability to achieve our strategic objectives.

Risks Related to Our Separation From and Our Relationship with HHH

Prior to the Spin-Off, we had no history of operating as a separate, publicly traded company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The historical information about us prior to August 1, 2024 in this Annual Report refers to our business as operated by and integrated with HHH. Our historical financial information prior to August 1, 2024 included in this Annual Report is derived from the consolidated financial statements and accounting records of HHH. Accordingly, the historical financial information prior to August 1, 2024 included in this Annual Report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during such periods or those that we will achieve in the future primarily as a result of the factors described below:

●	prior to the separation, our business was operated by HHH as part of its broader corporate organization, rather than as a separate, publicly traded company. HHH or one of its affiliates performed various corporate functions for us such as legal, treasury, accounting, internal audit, human resources and finance. Our historical financial results for periods prior to the separation reflect allocations of corporate expenses from HHH for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company. Following the separation, our costs related to such functions previously performed by HHH may therefore increase;
●	prior to the separation, our business was integrated with the other businesses of HHH. Historically, we shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although we

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

As of December 31, 2025, Pershing Square owns approximately 39.3% of our outstanding common stock. Pursuant to the Investor Rights Agreement, Pershing Square may request that we file a registration statement to register the offer and sale of its shares. Each such request for registration must cover securities the aggregate fair market value of which is at least $25 million. The number of demand registrations that Pershing Square is entitled to request pursuant to the Investor Rights Agreement is unlimited; provided, that we will not be obligated to undertake more than one related underwritten offering in any twelve-month period following October 17, 2024. Pershing Square is also entitled to certain “piggyback” registration rights pursuant to the Investor Rights Agreement. If we propose to register shares of our common stock or other securities under the Securities Act, either for our own account or for the account of other security holders, in connection with such offering, Pershing Square will be able to request that we include its shares in such registration, subject to certain marketing and other limitations. As a result, whenever we propose to file a registration statement under the Securities Act, subject to certain exceptions, Pershing Square will be entitled to notice of the registration and have the right, subject to certain limitations, to include its shares of common stock in the registration. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without the need for compliance with Rule 144 under the Securities Act. Any disposition by Pershing Square, or any of our substantial stockholders, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices of our common stock.

In addition, our Amended and Restated Certificate of Incorporation provides that we may issue up to 480,000,000 shares of common stock and 20,000,000 shares of preferred stock, $0.01 par value per share. Future issuances of shares of our common stock or securities convertible or exchangeable into common stock may dilute the ownership interest of our common stockholders. Because our decision to issue additional equity or convertible or exchangeable securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. In addition, we are not required to offer any such securities to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future issuances, which may dilute the existing stockholders’ interests in us.

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

We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all, for a variety of reasons, including, among others:

•

as part of HHH prior to the separation, we were able to enjoy certain benefits from HHH’s operating diversity, purchasing power and opportunities to pursue integrated strategies with HHH’s other businesses. As a separate, publicly traded company, we do not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets. We may also incur costs for certain functions previously performed by HHH, such as accounting, tax, legal, human resources and other general administrative functions that are higher than the amounts reflected in our historical financial statements for periods prior to the separation, which could impact our cash flows profitability;

•	certain costs and liabilities that were less significant to HHH prior to the separation are more significant for us as a separate company after the separation;
•

following the separation, our business is less diversified than HHH’s businesses prior to the separation; we have and will continue to incur costs in connection with our transition to being a separate, publicly traded company including accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring or reassigning our personnel and costs to separate information systems; and

•	following the separation, we are more susceptible to market fluctuations and other adverse events than if we were still a part of HHH.

If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, our business, operating results and financial condition could be adversely affected.

We may have received better terms from unaffiliated third parties than the terms we received in our agreements with HHH.

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

In connection with the Spin-Off, HHH received an opinion of Latham & Watkins LLP, tax counsel to HHH, regarding the qualification of the distribution as a tax-free transaction under Section 355 of the Code. There is no administrative or judicial authority that directly addresses facts that are substantially similar to those of the Spin-Off, and the opinion of tax counsel is therefore not free from doubt. Moreover, the opinion of tax counsel was based on, among other things, certain factual assumptions, representations and undertakings from HHH and us, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these factual assumptions, representations, or undertakings is incorrect or not satisfied, HHH may not be able to rely on the opinion. In addition, the opinion of tax counsel is not binding on the IRS or the courts, and, notwithstanding the opinion of tax counsel, the IRS could determine that the Spin-Off did not so qualify or that the Spin-Off should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution, and HHH and its stockholders could incur significant adverse U.S. federal income tax consequences.

If the Spin-Off is ultimately determined not to have qualified as a tax-free transaction under Section 355 of the Code, the distribution could be treated as a taxable disposition of our common shares by HHH and as a taxable distribution to HHH stockholders for U.S. federal income tax purposes. In such case, HHH stockholders that are subject to U.S. federal income tax could incur significant adverse U.S. federal income tax consequences.

Under the tax matters agreement that we have entered into with HHH, we are generally required to indemnify HHH against taxes incurred by HHH that arise as a result of certain acts or omissions by us, inaccuracies, misrepresentations or misstatements relating to us or events involving our stock or assets relating to the qualification of the distribution as a tax-free transaction under Section 355 of the Code, except that we will generally not bear any such taxes resulting from corporate-level taxable gain to HHH under Section 355(e) of the Code. If we are required to pay any liabilities under the circumstances set forth in the tax matters agreement, the amounts may be significant.

To comply with the tax matters agreement, we might not be able to engage in certain transactions.

Under the tax matters agreement that we entered into with HHH, we are required to comply with the representations and undertakings made to legal counsel in connection with the tax opinion HHH received regarding the intended tax treatment of the Spin-Off and certain related transactions. The tax matters agreement also restricts our ability to take or fail to take any action if such action or failure to act could adversely affect the intended tax treatment of the Spin-Off, except that we are generally not prohibited from entering into equity transactions that result in corporate-level taxable gain to HHH under Section 355(e) of the Code. In particular, except in specific circumstances, in the two years following the distribution, we will be restricted from, among other things, (i) ceasing to actively conduct certain elements of our business, and (ii) selling, transferring or otherwise disposing of, 30% or more of the gross assets of certain of our businesses. These restrictions may limit for a period of time our ability to pursue certain transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

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

●	our quarterly or annual earnings, or those of other companies in our industry;
●	the failure of securities analysts to cover our common stock;
●	actual or anticipated fluctuations in our operating results;
●	changes in earnings estimates by securities analysts or our ability to meet those estimates;
●	the operating and stock price performance of other comparable companies;
●	publication of research reports about our industry;
●	announcements by us or our competitors of significant contracts (or amendments thereto or terminations thereof), acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;
●	changes to the regulatory and legal environment in which we operate;
●	changes in interest or inflation rates;
●	overall market fluctuations and domestic and worldwide economic conditions; and
●	other factors described in this “Risk Factors” section and elsewhere in this Annual Report.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under current applicable SEC rules, we will continue to be an emerging growth company until the earliest to occur of the following:

●	the last day of the fiscal year in which our total annual gross revenues first meet or exceed $1.235 billion (as adjusted for inflation);
●	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt;
●	the last day of the fiscal year in which we have an aggregate worldwide market value of common stock held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter; or
●	the last day of the fiscal year following the fifth anniversary of the date of our separation from HHH.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with this Annual Report, we are required to furnish annual management assessments of the effectiveness of our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include a report by our independent registered public accounting firm addressing these assessments pursuant to Section 404 of the Sarbanes-Oxley Act. These reporting and other obligations may place significant demands on management, and administrative and operational resources, including accounting systems and resources.

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

In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred shares the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred shares could affect the residual value of the common stock.

Anti-takeover provisions in our Amended and Restated Certificate of Incorporation, our Bylaws, Delaware law, the Investor Rights Agreement and certain other agreements may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Our Amended and Restated Certificate of Incorporation, our Bylaws, the Investor Rights Agreement and Delaware law, among other things, contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. For example, our Amended and Restated Certificate of Incorporation and Bylaws contain the following limitations:

●	the inability of our stockholders to act by written consent;
●	restrictions on the ability of stockholders to call a special meeting without 20% or more of the voting power of the issued and outstanding shares entitled to vote generally in the election of our directors;
●	requirements stockholders must comply with for nominating individuals for election as directors or for proposing business to be considered at stockholder meetings;
●	the right of our board of directors to issue preferred stock without stockholder approval;
●	a requirement that, to the fullest extent permitted by law, certain proceedings against or involving us or our directors or officers be brought exclusively in the Court of Chancery in the State of Delaware;
●	that certain provisions may be amended only by the affirmative vote of at least 66 2/3% of the shares of common stock entitled to vote thereon, voting together as a single class; and
●	the limitations described in “—MLB rules require that any person or group seeking to acquire a controlling interest in us or the Aviators must receive the prior approval of MLB. Such limitations and approval requirements may restrict any change of control or business combination opportunities in which our stockholders might receive a premium for shares of our common stock.”

On October 17, 2024, we entered into the Investor Rights Agreement with Pershing Square, pursuant to which Pershing Square is entitled to designate at least one individual as a nominee for election to our board of directors as long as it owns at least 10% of the total outstanding shares of our common stock. If we increase the size of the board to larger than five directors, the Investor Rights Agreement entitles Pershing Square to nominate individuals representing at least 20% of the total number of our directors, which could allow Pershing Square to exercise additional influence over certain of our corporate and governance matters. The board designation and related rights are also contained in our Amended and Restated Certificate of Incorporation.

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

We have granted a waiver of the applicability of the provisions of Section 203 of the DGCL such that Pershing Square, which as of December 31, 2025 owned approximately 39.3% of the outstanding shares of our common stock, may increase its position in our common stock without being subject to Section 203’s restrictions on business combinations. As such, Pershing Square, through its ability to accumulate more common stock than would otherwise be permitted under Section 203, has the ability to become a large holder group that would be able to affect matters requiring approval by Company stockholders, including the election of directors and approval of mergers or other business combination transactions.

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

To comply with the policies of MLB, our Amended and Restated Certificate of Incorporation provides that, as long as we have an ownership interest in the professional baseball club currently known as the Aviators, and subject to certain exceptions, no person may acquire shares of our common stock if, after such acquisition, that person would (i) own at least 50% of the outstanding shares of our common stock or at least 50% of the total voting power of our then-outstanding securities entitled to vote generally in the election of directors or (ii) have the ability to appoint at least a majority of the members of our board, unless, in each case, such person is approved by MLB or qualifies as an exempt person (which includes Pershing Square or any person approved by MLB as the “control person” of the Aviators). In the event that a person attempts to acquire shares of our common stock in violation of these restrictions, the applicable excess shares would automatically be transferred to a trust and held for the benefit of the excess share transferor, and such excess shares may be sold for cash, on the open market, in privately negotiated transactions or otherwise. No assurance can be given that the trust will be able to sell the shares at a price that is equal to or greater than the price paid by the person who attempted to acquire the shares. In addition, such person’s right to receive the net proceeds of the sale, as well as any dividends or other distributions to which such person would otherwise be entitled, will be subject to their compliance with the applicable mechanics included in the Amended and Restated Certificate of Incorporation.

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

Our operations also depend on attracting and retaining qualified hospitality, operations, production, security and technical personnel, as well as specialized creative and engineering talent for experiential formats. Tight labor markets, rising wage rates, minimum wage legislation, unionization efforts and shortages of skilled technicians or seasonal staff can increase costs and constrain operating hours or capacity. We also rely on third-party contractors and staffing agencies, and their performance or compliance failures could create operational and reputational risks for us.

Actual or threatened terrorist activity and other acts of violence or civil unrest, or the perception of a heightened threat of such risks, could adversely affect our financial condition and results of operations.

Future actual or threatened terrorist attacks or other acts of violence or civil unrest in the areas in which we conduct our business, or the perception of a heightened threat of such risks, may result in reduced economic activity, which could harm the demand for goods and services offered by tenants, revenue from our assets and the success of our entertainment offerings. Such a resulting decrease in consumer demand could also make it difficult to renew or re-lease properties at lease rates equal to or above historical rates. Terrorist activities or other acts of violence or civil unrest, or the perception of a heightened threat of such risks, also could directly affect the value of our assets and events—particularly because they are open to the public. Any such incidents could cause material physical or reputational damage to our assets and business or destruction or loss, and the availability of insurance for such incidents, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by real or perceived physical safety concerns stemming from such incidents, their businesses similarly could be adversely affected, including their ability to continue to meet their obligations under their existing leases. Such incidents, or the fear of such incidents, could decrease consumer demand for our assets and offerings, decrease or delay the occupancy of new or redeveloped properties and limit our access to capital or increase our cost of capital.

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

Our business exposes us to significant potential risk from lawsuits, investigations and other legal proceedings. We are, and may in the future be, subject to a variety of proceedings, including, among others, litigation regarding our assets and offerings and ordinary course employment litigation.

In litigation, plaintiffs may seek various remedies, including declaratory or injunctive relief; compensatory or punitive damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs or other relief. Settlement demands may seek significant monetary and other remedies, or otherwise be on terms that we do not consider reasonable under the circumstances. In some instances, even if we have complied with applicable laws, regulations and terms of contracts, an adverse judgment or outcome may occur based on other applicable laws or principles of common law, including negligence and strict liability, and result in significant liability and reputational damage for us. We may also be subject to claims in addition to those described above by similar groups of plaintiffs in the future relating to our current or former assets or activities. In addition, awards against and settlements by our competitors or publicity associated with our current litigation could incentivize parties to bring additional claims against us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and test those systems pursuant to our cybersecurity policies and procedures, which are integrated into the Company’s overall risk management framework. To protect our information systems from cybersecurity threats, we use various security tools that help us identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. We also provide cybersecurity training for applicable employees. Where appropriate, we engage external advisors and consultants to assist with various aspects of our cybersecurity program and processes.

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

Governance

Our Board of Directors oversees our risk management process, including with respect to cybersecurity risks, directly and through its committees. The Audit Committee of the Board oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity, and reports on our enterprise risk profile. Our SVP of Technology, who reports directly to the Chief Executive Officer and has over 25 years of experience managing information technology and cybersecurity matters, is primarily responsible for leading the assessment and management of cybersecurity risks and reports periodically to the Audit Committee on cybersecurity strategy and risks. Our SVP of Technology stays informed about and monitors the prevention, detection, mitigation and remediation of security incidents through various channels, including but not limited to briefings from the operational team members, threat intelligence sources, and alerts from security tools deployed in our IT environment.

ITEM 2. PROPERTIES

Properties

Our corporate headquarters are located at 199 Water St. 28th Floor New York, New York 10038, where we occupy 36,985 square feet of office space under a lease that expires on May 31, 2036. We also maintain offices in Las Vegas, Nevada. We believe our present facilities are sufficient to support our operations.

The Seaport, located on the East River in Lower Manhattan, encompasses several city blocks (inclusive of Historic Cobblestones, Pier 17, and the Tin Building) and totals approximately 480,000 square feet of innovative culinary, entertainment and cultural experiences.

The following tables summarize certain metrics of the Landlord Operations properties in the Seaport as of December 31, 2025:

Landlord Operations	Rentable Square Feet	Leased/Programmed Square Feet	% Leased / Programmed
Entertainment, Retail, Restaurant, Office and Other	480,346	433,297	90%

Landlord Operations	Rentable Units	Leased Units	% Leased
Multi-family	21	20	95%

Within our Entertainment segment, we own the Las Vegas Ballpark, a 10,000-person capacity stadium located in downtown Summerlin, Nevada, outside of Las Vegas.

ITEM 3. LEGAL PROCEEDINGS

We are currently, and from time to time in the future expect to be, involved in legal proceedings that arise in the ordinary course of our business. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. The results of any current or future litigation cannot be predicted with certainty; however, as of December 31, 2025, we believe there were no pending lawsuits or claims against us that, individually or in the aggregate, could have a material adverse effect on our business, results of operations or financial condition. For more information, see Note 8 – Commitments and Contingencies to the Consolidated and Combined Financial Statements included in this Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF SECURITIES

Market Information

Following the separation, our common stock began trading on the NYSE American under the ticker symbol “SEG.” Prior to that date, there was no public trading market for our common stock. On June 30, 2025, the Company transferred the listing of the Company’s common stock from the NYSE American LLC to the New York Stock Exchange, continuing to trade under the symbol “SEG”.

Holders

As of March 3, 2026, there were 515 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We did not declare or pay any dividends in 2025 and do not currently anticipate declaring or paying any dividends on our common stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, restrictions under debt agreements, financial condition, future prospects and other factors the board of directors may deem relevant.

Stockholder Return Performance Graph

The following graph is a comparison of the cumulative total stockholder return on our common stock, the NYSE American Composite Index, the NYSE Composite Index and the Russell 2000 Index. The Company transferred the listing of the Company’s common stock from the NYSE American to the New York Stock Exchange on June 30, 2025, and we have included both the broad market index of the NYSE Composite Index as well as the NYSE American Composite Index in the performance graph. The graph assumes that $100 was invested on August 1, 2024, which was the first day our common stock began trading on the NYSE American, and dividends were reinvested subsequent to the initial investment. The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

The graph is not deemed incorporated by reference into any filing made under the Securities Act or the Exchange Act regardless of any general statement regarding incorporation by reference in any such filing and is not otherwise deemed filed under the Securities Act or the Exchange Act.

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

There has been no material change in the use of proceeds from the rights offering as described in the final prospectus that forms a part of the Registration Statement, which was filed with the SEC on September 23, 2024. We continue to intend to use the proceeds for general operating, working capital and other corporate purposes. As of December 31, 2025, we have used approximately $89.0 million of the proceeds for working capital.

Issuer Repurchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to “Seaport Entertainment Group,” “SEG,” the “Company,” “we,” “us,” or “our” shall mean the assets, liabilities, and operating activities related to the Seaport Entertainment division of Howard Hughes Holdings Inc. (“HHH”) that was transferred to Seaport Entertainment Group Inc. on July 31, 2024 in connection with SEG’s separation from HHH (the “Separation”), as well as the assets, liabilities, and operating activities of Seaport Entertainment Group Inc. The following discussion should be read in conjunction with our Consolidated and Combined Financial Statements as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023 (“Consolidated and Combined Financial Statements”) and the related notes filed as part of this annual report on Form 10-K (“Annual Report”). This discussion contains forward-looking statements that involve risks, uncertainties, assumptions, and other factors, including those described in the section entitled “Risk Factors” and in this Annual Report. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of these factors. You are cautioned not to place undue reliance on this information which speaks only as of the date of this Annual Report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Hospitality

Hospitality represents our ownership interests in various food and beverage operating businesses and sponsorship agreements related to these businesses. We own, either wholly or through partnerships with third parties, and operate, including through license and management agreements, fine dining and casual dining restaurants, cocktail bars, nightlife and entertainment venues (The Fulton, Mister Dips, Carne Mare, and Gitano) and our unconsolidated venture, the Lawn Club. These businesses are all our tenants and are part of our Landlord Operations. We also have a 25% interest in JG. We aim to capitalize on opportunities in the food and beverage space to leverage growing consumer appetite for unique restaurant experiences as a catalyst to further expand the Company’s culinary footprint. Our Hospitality-related period-over-period comparisons do not adjust for operational revisions to our asset strategies from period to period, such as opening or closing restaurant concepts or redirecting operations to use space for private events and/or concerts.

Entertainment

Entertainment includes the Las Vegas Aviators Triple-A Minor League Baseball team and the Las Vegas Ballpark, our interest in and to the Fashion Show Mall Air Rights, events at The Rooftop at Pier 17, and sponsorship agreements related to these venues. The Aviators are a Triple-A affiliate of the Athletics and play at the Las Vegas Ballpark, a 10,000-person capacity ballpark located in Downtown Summerlin. The Rooftop at Pier 17 is a premier outdoor concert venue that hosts a popular Seaport Concert Series featuring emerging and established musicians alike. We see The Rooftop at Pier 17 as an opportunity to continue to drive events and entertainment growth as we believe that the demand for live music and private events is strong and accelerating.

Landlord Operations

Landlord Operations represents our ownership interests in, and operation of physical real estate assets located in the Seaport, a historic neighborhood in Lower Manhattan on the banks of the East River and within walking distance of the Brooklyn Bridge. Landlord Operations assets include:

•	Pier 17, a historic building containing restaurants, entertainment, office space, and The Rooftop at Pier 17, an outdoor concert venue;
•	the Tin Building, a mixed-use building leased to the Tin Building by Jean-Georges through February 2026;
•

the Fulton Market Building, a mixed-use building containing office and retail spaces, including a movie theater and the Lawn Club, an experiential retail concept focused on “classic lawn games” and cocktails;

•	the Cobblestones retail and other locations which include the Museum Block, Schermerhorn Row, and more;
•

250 Water Street, a full block development site approved for zoning of affordable and market-rate housing, office, retail, and community-oriented gathering space. During 2025, the Company entered into a purchase and sale agreement to sell 250 Water Street. The sale was completed on February 6, 2026 for gross proceeds of $143.0 million. See Note 15 – Subsequent Events for further details; and

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

Basis of Presentation

The accompanying Consolidated and Combined Financial Statements represent the assets, liabilities, and operations of Seaport Entertainment Group Inc. as well as the assets, liabilities and operations related to the Seaport Entertainment division of HHH prior to the Separation that were transferred to Seaport Entertainment Group Inc. on July 31, 2024 in connection with the Separation.

Prior to the Separation, we operated as part of HHH and not as a standalone company. Our financial statements for the periods until the Separation on July 31, 2024 are combined financial statements prepared on a carve-out basis derived from the accounting records of HHH. Our financial statements for the periods beginning on and after August 1, 2024 are consolidated financial statements based on our financial position, results of operations and cash flows as a standalone company. The accompanying Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 and Consolidated Statement of Operations for the year ended December 31, 2025 have been prepared on a standalone basis and are derived from the accounting records of the Company. The accompanying Combined Financial Statements for the year ended December 31, 2024 have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of the Company from August 1, 2024 to December 31, 2024 and have been prepared on a carve-out basis and are derived from the combined financial statements and accounting records of HHH for January 1, 2024 to July 31, 2024 as discussed below. The accompanying Combined Statements of Operations for the year ended December 31, 2023 have been prepared on a standalone basis derived from the combined financial statements and accounting records of HHH. These statements reflect the consolidated and combined historical results of operations, financial position, and cash flows of Seaport Entertainment Group in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Consolidated and Combined Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the Company’s financial position, results of operations, and cash flows would have been had the Company operated as a standalone company for the entirety of all of the periods presented.

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

Management Strategies and Operational Changes

As mentioned elsewhere in this Annual Report, prior to the Separation, we operated as part of HHH and not as a standalone company. Therefore, our historical results prior to the Separation are reflective of the management strategies and operations of the Company based on the direction and strategies of HHH. Additionally, our historical results reflect the allocation of expenses from HHH associated with certain services prior to the Separation, including (1) certain support functions that were provided on a centralized basis within HHH, including, but not limited to executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. As a separate public company, our ongoing costs related to such support functions may differ from, and may potentially exceed, the amounts that have been allocated to us in these financial statements. Following the Separation, HHH continued to provide some of these services on a transitional basis in exchange for agreed-upon fees. In addition to one-time costs to design and establish our corporate functions, we also incur incremental costs associated with being a stand-alone public company, including additional labor costs, such as salaries, benefits, and potential bonuses and/or stock based compensation awards for staff additions to establish certain corporate functions historically supported by HHH and not covered by the transition services agreement, and corporate governance costs, including board of director compensation and expenses, audit and other professional services fees, annual report and proxy statement costs, SEC filing fees, transfer agent fees, consulting and legal fees and stock exchange listing fees. Following the Separation, our future results and cost structure may differ based on new strategies and operational changes implemented by our management team, which may include changes to our chosen organizational structure, whether functions are outsourced or performed by the Company employees, and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Tin Building and our Investment in the Tin Building by Jean-Georges

The Company owns 100% of the Tin Building which was completed and placed in service in our Landlord Operations segment during the third quarter of 2022. As of December 31, 2025, the Company leased 100% of the rentable space in the Tin Building to the Tin Building by Jean-Georges joint venture, a Hospitality segment business in which we recognized 100% of the economic interest in accordance with the equity method through December 31, 2024. As of January 1, 2025, in conjunction with the internalization of food and beverage operations, the Company began consolidating the Tin Building by Jean-Georges joint venture within the Hospitality segment. The Company recognizes lease payments from the Tin Building by Jean-Georges in Rental revenue within the Landlord Operations segment. As the Company recognizes 100% of operating income or losses from the Tin Building by Jean-Georges, the Tin Building lease has no net impact to the total Company net loss. However, Landlord Operations Adjusted EBITDA, as defined below, includes only rental revenue related to the Tin Building lease payments, and does not include rent expense in Equity in losses from unconsolidated ventures for the years ending December 31, 2024 and December 31, 2023, or rent expense for the year ended December 31, 2025 included in Hospitality costs in Hospitality Adjusted EBITDA.  The rental revenue and hospitality costs associated with the lease payments are eliminated in the Consolidated Statements of Operations for the year ended December 31, 2025. See Note 2 – Investments in Unconsolidated Ventures for additional details related to the Tin Building by Jean-Georges joint venture and pro forma information.

On June 30, 2025, the Company’s ownership interest in the Tin Building by Jean-Georges increased to 100% through the execution of certain membership interest transfers.

Prior to June 30, 2025, the Tin Building by Jean-Georges was managed by CCMC, a related party that is indirectly owned by JG. On June 30, 2025, indirect subsidiaries of the Company and wholly owned subsidiaries of JG entered into License Agreements with respect to the license of certain intellectual property of JG for the Tin Building by Jean-Georges and the Fulton Restaurant. As part of the restructuring transactions described above and in consideration of entry into the License Agreements, on July 1, 2025, an indirect subsidiary of the Company provided notice to CCMC terminating certain management agreements between CCMC and affiliates of the Company. As a result, the Services Agreement has been terminated pursuant to its terms.

In February 2026, the Company entered into a lease of 100% of the Tin Building with contemporary art experience creator, Lux Entertainment, to open their U.S. flagship location of the Balloon Museum. In connection with the lease and the commencement of the Company’s landlord obligations, the Tin Building by Jean-Georges ceased operations in February 2026. Refer to Note 15 – Subsequent Events for additional information.

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

Lease Renewals and Occupancy

As of December 31, 2025 and December 31, 2024, the weighted average remaining term of our retail, office, and other properties leases where we are the lessor was approximately seven years, excluding renewal options. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases, re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. As of December 31, 2025, our real estate assets at the Seaport were 90% leased or programmed.

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

Significant Items Impacting Comparability

Impairment. The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company also periodically evaluates its investments in unconsolidated ventures for recoverability and valuation declines that are other than temporary. In the third quarter of 2023, the Company recorded a $672.5 million impairment charge related to Seaport properties in the Landlord Operations segment and a $37.0 million impairment charge related to its investments in unconsolidated ventures in the Hospitality segment. The Company recognized the impairments due to decreases in estimated future cash flows resulting from significant uncertainty of future performance as stabilization and profitability are taking longer than expected, pressure on the current cost structure, decreased demand for office space, as well as an increase in the capitalization rate and a decrease in restaurant multiples used to evaluate future cash flows. The Company used a discounted cash flow analysis to determine the fair value. During the year ended December 31, 2024, the Company recorded a $10.0 million impairment charge related to its investments in unconsolidated ventures in the Hospitality segment for a write-off of warrants in Jean-George Restaurants. There were no impairment charges during the year ended December 31, 2025.

Separation Costs. The Company incurred pre-tax charges related to the planned separation from HHH, primarily related to legal and consulting costs, of $23.8 million and $4.5 million for the years ended December 31, 2024 and 2023, respectively. No costs related to the Separation were incurred or recorded for the year ended December 31, 2025.

Shared Service Costs. Prior to the Separation, HHH provided the Company certain services, including (1) certain support functions that were provided on a centralized basis within HHH, including, but not limited to property management, development, executive oversight, treasury, accounting, finance, internal audit, legal, information technology, human resources, communications, and risk management; and (2) employee benefits and compensation, including stock-based compensation. The Company’s Consolidated and Combined Financial Statements reflect an allocation of these costs. When specific identification or a direct attribution of costs based on time incurred for the Company’s benefit is not practicable, a proportional cost method is used, primarily based on revenue, headcount, payroll costs or other applicable measures. The Company recorded expenses associated with shared services that are not directly attributable to the Company of $12.8 million and $13.9 million for the years ended December 30, 2024 and 2023, respectively. In connection with the Separation, the Company entered into a transition services agreement with HHH that provides for the performance of certain services by HHH for our benefit for a period of time after the Separation. The Company recorded expenses associated with this transition services agreement with HHH of $0.1 million and $0.3 million for the year ended December 31, 2025 and 2024, respectively. No costs related to the transition services agreement were incurred or recorded for the year ended December 31, 2023.

Tin Building by Jean-Georges. As of January 1, 2025, in conjunction with the internalization of food and beverage operations, the Company began consolidating the Tin Building by Jean-Georges joint venture within the Hospitality segment. The Company recognizes lease payments from the Tin Building by Jean-Georges in Rental revenue within the Landlord Operations segment. As the Company recognizes 100% of operating income or losses from the Tin Building by Jean-Georges, the Tin Building lease has no net impact to the Company’s total net loss. On June 30, 2025, the Company’s ownership interest in the Tin Building by Jean-Georges increased to 100% through the execution of certain membership interest transfers. As a result of the transfer, an indirect subsidiary of the Company became the sole member of the Tin Building by Jean-Georges. The Company owns 100% of the Tin Building and, as of December 31, 2025, leased 100% of the space to the Tin Building by Jean-Georges. Throughout this Form 10-K, references to the Tin Building relate to the Company’s 100% owned landlord operations and references to the Tin Building by Jean-Georges refer to the hospitality business in which the Company previously had an equity ownership interest, and as of June 30, 2025, owns 100%. Subsequent to year end, the Company entered into a lease of 100% of the Tin Building with contemporary art experience creator, Lux Entertainment, to open their U.S. flagship location of the Balloon Museum. In connection with the lease and the commencement of the Company’s landlord obligations, the Tin Building by Jean-Georges ceased operations in February 2026. Refer to Note 15 – Subsequent Events for additional information. See Tin Building and our Investment in the Tin Building by Jean-Georges above for additional details.

Leadership Transition Costs. The Company incurred leadership transition costs, primarily related to severance costs, bonus accrual and stock compensation expense, of $12.2 million for the year ended December 31, 2025.  No costs related to the leadership transition were incurred or recorded for the years ended December 31, 2024 and 2023.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth our operating results:

	Year Ended December 31,		Change
in thousands except percentages	2025	2024	$	%
REVENUES
Hospitality revenue	$51,736	$29,995	$21,741	72%
Entertainment revenue	58,802	51,428	7,374	14%
Rental revenue	17,737	26,718	(8,981)	(34)%
Other revenue	2,133	2,082	51	2%
Total revenue	130,408	110,223	20,185	18%
EXPENSES
Hospitality costs	71,252	35,252	36,000	102%
Entertainment costs	57,109	50,788	6,321	12%
Operating costs	31,384	35,044	(3,660)	(10)%
General and administrative	42,785	63,269	(20,484)	(32)%
Depreciation and amortization	32,190	34,785	(2,595)	(7)%
Total expenses	234,720	219,138	15,582	7%
OTHER
Loss on assets held for sale	(11,037)	—	(11,037)	(100)%
Other income (loss), net	(2,802)	6,729	(9,531)	(142)%
Total other	(13,839)	6,729	(20,568)	(306)%
Operating loss	(118,151)	(102,186)	(15,965)	(16)%
Interest income (expense)	456	(6,751)	7,207	107%
Equity in earnings (losses) from unconsolidated ventures	2,353	(42,125)	44,478	106%
Loss on early extinguishment of debt	—	(1,563)	1,563	100%
Loss before income taxes	(115,342)	(152,625)	37,283	(24)%
Income tax (benefit) expense	—	—	—	0%
Net loss	(115,342)	(152,625)	37,283	(24)%
Preferred distributions to noncontrolling interest in subsidiary	(1,400)	(587)	(813)	(139)%
Net loss attributable to common stockholders	$(116,742)	$(153,212)	$36,470	(24)%

Net loss attributable to common stockholders decreased $36.5 million, or 24%, to $116.7 million for the year ended December 31, 2025, compared to $153.2 million in the prior-year period, primarily due to a $44.5 million increase in equity in earnings from unconsolidated ventures, a $21.7 million increase in hospitality revenue, and a $20.5 million decrease in general and administrative costs, partially offset by a $36.0 million increase in hospitality costs, a $11.0 million increase in loss on assets held for sale, and a $9.5 million increase in other income (loss), net.

Items Included in Segment Adjusted EBITDA

See Segment Operating Results for discussion of significant variances for revenues and expenses included in Adjusted EBITDA.

Items Excluded from Segment Adjusted EBITDA

The following includes information on the significant variances in expenses and other items not directly related to segment activities.

General and Administrative. General and administrative costs decreased $20.5 million, or 32%, to $42.8 million for the year ended December 31, 2025, compared to $63.3 million in the prior-year period. This change was primarily due to a $23.8 million decrease in separation costs, partially offset by an increase in general operating costs, including $12.2 million of leadership transition costs.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.6 million, or 7%, to $32.2 million for the year ended December 31, 2025, compared to $34.8 million in the prior-year period. This change was primarily due to disposal of assets in late 2024 that decreased depreciation expense year over year.

Interest Income (Expense). Interest income (expense) increased $7.2 million, or 107%, to interest income of $0.5 million for the year ended December 31, 2025, compared to interest expense of $6.8 million in the prior-year period. This change is primarily due to a $3.0 million increase in interest income, a $1.8 million increase in amounts capitalized to development assets, and a $3.2 million decrease in interest expense on secured mortgages payable, partially offset by a decrease in finance charges of $1.0 million.

Income Tax (Benefit) Expense. The following table summarizes information related to our income taxes:

	Year Ended December 31,				Change
thousands except percentages	2025		2024		$	%
Income tax (benefit) expense	$—		$—		$—	—%
Loss before income taxes	$(115,342)		$(152,625)		$37,283	(24)%
Effective income tax rate	0.0%	%	0.0%	%	—	—%

The Company’s effective tax rate was 0.0% for the year ended December 31, 2025 and the year ended December 31, 2024.

Segment Operating Results

Hospitality

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Hospitality:

	Years Ended
Hospitality Adjusted EBITDA(a)	December 31,		Change
in thousands except percentages	2025	2024	$	%
Hospitality revenue(b)	$51,890	$29,995	$21,895	73%
Total revenues	51,890	29,995	21,895	73%
Hospitality costs(c)	(89,325)	(41,735)	(47,590)	114%
Total operating expenses	(89,325)	(41,735)	(47,590)	114%
Other income (loss), net	(603)	4,496	(5,099)	(113)%
Total expenses	(89,928)	(37,239)	(52,689)	141%
Equity in earnings (losses) from unconsolidated ventures	2,353	(42,125)	44,478	(106)%
Adjusted EBITDA	$(35,685)	$(49,369)	$13,684	(28)%
(a)	Period-over-period comparability is impacted by the consolidation of the Tin Building by Jean-Georges as of January 1, 2025. For prior periods in 2024, the Tin Building by Jean-Georges was an unconsolidated joint venture accounted for under the equity method in the Equity in earnings (losses) from unconsolidated ventures within our Hospitality segment.
(b)	Hospitality revenue includes amounts related to intercompany transactions that are eliminated in the Statement of Operations.
(c)	Hospitality costs include amounts related to intercompany leases that are eliminated in the Statement of Operations.

Hospitality Adjusted EBITDA loss decreased $13.7 million compared to the prior-year period primarily due to the following:

Hospitality Revenue.

Hospitality revenue increased $21.9 million, or 73%, to $51.9 million for the year ended December 31, 2025, compared to $30.0 million in the prior-year period. This change was primarily a result of consolidating the Tin Building by Jean-Georges as of January 1, 2025, an increase as a result of the opening of new hospitality concepts during the period, as well as increased revenue related to events held at the Seaport. This is partially offset by decreased revenue across various restaurants within the Seaport as a result of reduced operating hours during the period.

Hospitality Costs.

Hospitality costs increased $47.6 million, or 114%, to $89.3 million for the year ended December 31, 2025, compared to $41.7 million in the prior-year period, primarily due to the consolidation of the Tin Building by Jean-Georges as of January 1, 2025.

Other Income (Loss), Net.

Other income (loss), net, decreased $5.1 million, or 113%, to $0.6 million loss for the year ended December 31, 2025, compared to $4.5 million income in the prior-year period. This change was primarily a result of reimbursements from CCMC received in 2024 relating to prior period operating expenses that were not received in 2025.

Equity in Earnings (Losses) from Unconsolidated Ventures.

Equity in earnings (losses) from unconsolidated ventures increased $44.5 million, or 106%, to earnings of $2.4 million for the year ended December 31, 2025, compared to losses of $42.1 million in the prior-year period. This change was primarily due to a $33.4 million decrease in losses as a result of consolidating the Tin Building by Jean-Georges as of January 1, 2025, a $9.6 million decrease in losses from JG, and a $2.1 million increase in earnings for the Lawn Club.

Entertainment

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Entertainment:

Entertainment Adjusted EBITDA	Years Ended December 31,		Change
in thousands except percentages	2025	2024	$	%
Entertainment revenue(a)	$59,447	$51,428	$8,019	16%
Total revenues	59,447	51,428	8,019	16%
Entertainment costs(b)	(57,526)	(50,788)	(6,738)	13%
Total operating expenses	(57,526)	(50,788)	(6,738)	13%
Other income, net	117	168	(51)	(30)%
Total expenses	(57,409)	(50,620)	(6,789)	13%
Adjusted EBITDA	$2,038	$808	$1,230	152%
(a)	Entertainment revenue includes amounts related to intercompany transactions that eliminate in the Company’s Statement of Operations.
(b)	Entertainment costs include amounts related to intercompany transactions that eliminate in the Company’s Statement of Operations.

Entertainment Adjusted EBITDA increased $1.2 million compared to the prior-year period primarily due to the following:

Entertainment Revenue.

Entertainment revenue increased $8.0 million, or 16%, to $59.4 million for the year ended December 31, 2025, compared to $51.4 million in the prior-year period. This change was primarily due to increased revenue from the Aviators and special event revenue at the Las Vegas Ballpark, as well as increased concert-related revenue as a result of additional concerts on The Rooftop at Pier 17 compared to the prior year period.

Entertainment Costs.

Entertainment costs increased $6.7 million, or 13%, to $57.5 million for the year ended December 31, 2025, compared to $50.8 million in the prior-year period. This change was primarily due to operating expenses from the Aviators and related Las Vegas events as well as increased costs related to increased concert activity at the Seaport.

Landlord Operations

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Landlord Operations:

	Years Ended
Landlord Operations Adjusted EBITDA	December 31,		Change
in thousands except percentages	2025	2024	$	%
Rental revenue(a)	$35,334	$33,201	$2,133	6%
Other revenue	1,929	2,082	(153)	(7)%
Total revenues	37,263	35,283	1,980	6%
Operating costs(b)	(31,613)	(35,044)	3,431	(10)%
Total operating expenses	(31,613)	(35,044)	3,431	(10)%
Loss on assets held for sale	(11,037)	—	(11,037)	100%
Other income (loss), net	(2,316)	2,065	(4,381)	(212)%
Total expenses	(44,966)	(32,979)	(11,987)	36%
Adjusted EBITDA	$(7,703)	$2,304	$(10,007)	(434)%

(a)	Rental revenue includes amounts related to intercompany transactions that eliminate in the Company’s Statement of Operations.
(b)	Operating costs include amounts related to intercompany transactions that eliminate in the Company’s Statement of Operations.

Landlord Operations Adjusted EBITDA loss increased $10.0 million compared to the prior-year period primarily due to the following:

Rental Revenue.

Rental revenue increased $2.1 million, or 6%, to $35.3 million for the year ended December 31, 2025, compared to $33.2 million in the prior-year period. This change was primarily driven by a decrease in reserves affecting rental revenue compared to the prior-year period, recognition of termination fee revenue, and an increase in rent escalation revenue and revenue generated by variable-rent leases.

Operating Costs.

Operating costs decreased $3.4 million, or 10%, to $31.6 million for the year ended December 31, 2025, compared to $35.0 million in the prior year period. This change was primarily due to decreases in marketing, insurance, and other landlord specific costs period over period.

Loss on Assets Held for Sale

Loss on assets held for sale increased $11.0 million for the year ended December 31, 2025, compared to zero for the prior-year period, due to an $11.0 million loss recognized to write down the fair value of assets held for sale relating to 250 Water Street.

Other Income (Loss), Net.

Other income (loss), net decreased $4.4 million to a loss of $2.3 million for the year ended December 31, 2025, compared to income of $2.1 million in the prior year period. This change was primarily due to a $2.2 million loss on disposal of assets in 2025 as well as a $2.0 million litigation settlement received in 2024 that did not recur in 2025.

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our operating results:

	Years Ended December 31,		Change
in thousands except percentages	2024	2023	$	%
REVENUES
Hospitality revenue	$29,995	$32,301	$(2,306)	(7)%
Entertainment revenue	51,428	57,573	(6,145)	(11)%
Rental revenue	26,718	22,096	4,622	21%
Other revenue	2,082	2,882	(800)	(28)%
Total revenue	110,223	114,852	(4,629)	(4)%
EXPENSES
Hospitality costs	35,252	36,113	(861)	(2)%
Entertainment costs	50,788	51,524	(736)	(1)%
Operating costs	35,044	32,371	2,673	8%
General and administrative	63,269	30,536	32,733	107%
Depreciation and amortization	34,785	48,432	(13,647)	(28)%
Other	—	81	(81)	(100)%
Total expenses	219,138	199,057	20,081	10%
OTHER
Provision for impairment	—	(672,492)	672,492	(100)%
Other income, net	6,729	33	6,696	20291%
Total other	6,729	(672,459)	679,188	(101)%
Operating loss	(102,186)	(756,664)	654,478	(86)%
Interest expense, net	(6,751)	(3,166)	(3,585)	113%
Equity in losses from unconsolidated ventures	(42,125)	(80,375)	38,250	(48)%
Loss on early extinguishment of debt	(1,563)	(47)	(1,516)	3226%
Loss before income taxes	(152,625)	(840,252)	687,627	(82)%
Income tax (benefit) expense	—	(2,187)	2,187	(100)%
Net loss	(152,625)	(838,065)	685,440	(82)%
Preferred distributions to noncontrolling interest in subsidiary	(587)	—	(587)	100%
Net loss attributable to common stockholders	$(153,212)	$(838,065)	$684,853	(82)%

Net loss decreased $684.9 million, or 82%, to $153.2 million for the year ended December 31, 2024, compared to $838.1 million in the prior-year period, primarily due to the $672.5 million in impairment charges in the third quarter of 2023, the $37.7 million decrease in equity in losses from unconsolidated ventures, and the $13.6 million decrease in depreciation and amortization, partially offset by a $32.7 million increase in general and administrative costs.

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

Income Tax (Benefit) Expense. The following table summarizes information related to our income taxes:

	Year Ended December 31,		Change
thousands except percentages	2024	2023	$	%
Income tax (benefit) expense	$—	$(2,187)	$2,187	(100)%
Loss before income taxes	$(152,625)	$(840,252)	$687,627	(82)%
Effective income tax rate	0.0%	0.3%	N/A	0.0%

The Company’s effective tax rate was 0.0% for the year ended December 31, 2024, compared to 0.3% for the year ended December 31, 2023. The decrease was primarily due to the recording of a valuation allowance on the U.S. consolidated federal and state deferred tax asset balance.

Segment Operating Results

Hospitality

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Hospitality:

Hospitality
Adjusted EBITDA	Year Ended December 31,		Change
thousands except percentages	2024	2023	$	%
Hospitality revenue(a)	$29,995	$33,374	$(3,379)	(10)%
Total revenues	29,995	33,374	(3,379)	(10)%
Hospitality costs(b)	(41,735)	(44,127)	2,392	(5)%
Total operating expenses	(41,735)	(44,127)	2,392	(5)%
Other income, net	4,496	31	4,465	14,403%
Total expenses	(37,239)	(44,096)	6,857	(16)%
Equity in earnings (losses) from unconsolidated ventures	(42,125)	(80,375)	38,250	(48)%
Adjusted EBITDA	$(49,369)	$(91,097)	$41,728	(46)%
(a)	Hospitality revenue includes amounts related to intercompany transactions that are eliminated in the Statement of Operations.
(b)	Hospitality costs include amounts related to intercompany leases that are eliminated in the Statement of Operations.

Hospitality Adjusted EBITDA loss decreased $41.7 million compared to the prior-year period primarily due to the following:

Hospitality Revenue.

Hospitality revenue decreased $3.4 million, or 10%, to $30.0 million for the year ended December 31, 2024, compared to $33.4 million in the prior-year period. This change was primarily due to a $1.6 million decrease related to reduced restaurant performance and a $1.8 million decrease related to small popups and short-term activations in the Cobble & Co and Garden Bar spaces in 2023, with no similar activity in 2024.

Hospitality Costs.

Hospitality costs decreased $2.4 million, or 5%, to $41.7 million for the year ended December 31, 2024, compared to $44.1 million in the prior-year period, primarily due to decreases in variable costs such as food and beverage costs and labor costs.

Other Income, Net.

Other income, net, was $4.5 million for the year ended December 31, 2024, compared to an immaterial amount in the prior-year period. This Other income primarily represents reimbursements from CCMC received in 2024 relating to prior period operating expenses.

Equity in Earnings (Losses) from Unconsolidated Ventures.

Equity in losses from unconsolidated ventures decreased $38.3 million, or 48%, to $42.1 million for the year ended December 31, 2024, compared to $80.4 million in the prior-year period. This change was primarily due to a $10.0 million impairment recognized in the year ended December 31, 2024 related to JG and a $37.0 million impairment recognized in the year ended December 31, 2023 against the carrying value of the Company’s investments in unconsolidated ventures, which included $30.8 million related to JG, $5.0 million related to Ssäm Bar, and $1.2 million related to the Tin Building by Jean-Georges. Excluding the impact of the impairments, equity losses decreased $11.1 million, primarily related to a $7.7 million decrease for the Tin Building by Jean-Georges, a $1.2 million decrease in losses for Ssäm Bar, which closed in the third quarter of 2023, and a $1.8 million decrease in losses at The Lawn Club.

Entertainment

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Entertainment:

Entertainment
Adjusted EBITDA	Year Ended December 31,		Change
thousands except percentages	2024	2023	$	%
Entertainment revenue(a)	$51,428	$56,500	$(5,072)	(9)%
Total revenues	51,428	56,500	(5,072)	(9)%
Entertainment costs(b)	(50,788)	(51,524)	736	(1)%
Total operating expenses	(50,788)	(51,524)	736	(1)%
Other income, net	168	(6)	174	(2,900)%
Total expenses	(50,620)	(51,530)	910	(2)%
Adjusted EBITDA	$808	$4,970	$(4,162)	(84)%
(a)	Entertainment revenue includes amounts related to intercompany transactions that eliminate in the Company’s Statement of Operations.
(b)	Entertainment costs include amounts related to intercompany transactions that eliminate in the Company’s Statement of Operations.

Entertainment Adjusted EBITDA income decreased $4.2 million compared to the prior-year period primarily due to the following:

Entertainment Revenue.

Entertainment revenue decreased $5.1 million, or 9%, to $51.4 million for the year ended December 31, 2024, compared to $56.5 million in the prior-year period. This change was primarily due to a $2.2 million decrease in concession sales and ticket sales at the Las Vegas Ballpark, a $2.2 million decrease in revenue related to a Winterland Skating concept at the Seaport in 2023 that was not repeated in 2024, and a $1.1 million decrease in concert series revenue at the Seaport.

Entertainment Costs.

Entertainment costs decreased $0.7 million, or 1%, to $50.8 million for the year ended December 31, 2024, compared to $51.5 million in the prior-year period. This change was primarily due to a $2.5 million decrease in breakdown and removal costs associated with the seasonal Winterland Skating concept at the Seaport in 2023, a $1.9 million decrease in costs associated with the Las Vegas Ballpark, partially offset by a $1.0 million increase in costs associated with the concert series at the Seaport, a $0.4 million increase in costs associated with special events at the Las Vegas Ballpark and a $1.9 million increase in provision for doubtful debts related to entertainment events.

Landlord Operations

Segment Adjusted EBITDA

The following table presents segment Adjusted EBITDA for Landlord Operations:

Landlord Operations
Adjusted EBITDA	Year Ended December 31,		Change
thousands except percentages	2024	2023	$	%
Rental revenue(a)	$33,201	$30,110	$3,091	10%
Other revenue	2,082	2,882	(800)	(28)%
Total revenues	35,283	32,992	2,291	7%
Operating costs(b)	(35,044)	(32,371)	(2,673)	8%
Total operating expenses	(35,044)	(32,371)	(2,673)	8%
Other income, net	2,065	8	2,057	25713%
Total expenses	(32,979)	(32,363)	(616)	2%
Adjusted EBITDA	$2,304	$629	$1,675	266%
(a)	Rental revenue includes amounts related to intercompany transactions that eliminate in the Company’s Statement of Operations.
(b)	Operating costs include amounts related to intercompany transactions that eliminate in the Company’s Statement of Operations.

Landlord Operations Adjusted EBITDA loss increased $1.7 million compared to the prior-year period primarily due to the following:

Rental Revenue.

Rental revenue increased $3.1 million, or 10%, to $33.2 million for the year ended December 31, 2024, compared to $30.1 million in the prior-year period. This change was primarily driven by a $5.2 million increase in rental revenue at the Fulton Market Building due to the commencement of the Alexander Wang lease at the end of 2023. This increase was partially offset by a $1.7 million decrease at Schermerhorn Row mainly due to decreased occupancy and percent rents.

Operating Costs.

Operating costs increased $2.7 million, or 8%, to $35.0 million for the year ended December 31, 2024, compared to $32.4 million in the prior year period. This change was primarily due to a $1.2 million increase in professional services fees and a $1.4 million increase in utilities, maintenance and cleaning costs.

Other Income, Net.

Other income, net increased $2.1 million to $2.1 million for the year ended December 31, 2024, compared to an immaterial amount in the prior year period. This Other income primarily represents a $2.0 million legal settlement in the year ended December 31, 2024.

Liquidity and Capital Resources

Prior to the Separation, we operated as a division within HHH’s consolidated structure, which uses a centralized approach to cash management and financing of our operations. This arrangement is not reflective of the manner in which we would have financed our operations had we been an independent, publicly traded company during the entirety of the periods presented. The cash and cash equivalents held by HHH at the corporate level are not specifically identifiable to us and, therefore, have not been reflected in our Consolidated and Combined Financial Statements. As of December 31, 2025 and December 31, 2024, our cash and cash equivalents were $77.8 million and $165.7 million, respectively. As of December 31, 2025 and December 31, 2024, our restricted cash was $9.6 million and $2.2 million, respectively. Restricted cash is segregated in escrow accounts related to payment of principal and interest on the Company’s outstanding mortgages payable as well as the buyer’s deposit related to the sale of 250 Water Street.

HHH’s third-party long-term debt and the related interest expense have not been allocated to us for any of the periods presented as we were not the legal obligor nor were we a guarantor of such debt. As of December 31, 2025 and December 31, 2024, we had third-party mortgages payable of $99.6 million and $102.4 million, respectively, related to our 250 Water Street development, a variable-rate mortgage which requires monthly installments of only interest, and the Las Vegas Ballpark, a fixed-rate mortgage which requires semi-annual installments of principal and interest. See Note 6 – Mortgages Payable, Net in the Notes to the Consolidated and Combined Financial Statements included in this Annual Report for additional information. As of December 31, 2025 and December 31, 2024, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development. In connection with the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced, with HHH paying down $53.7 million of the outstanding principal balance and SEG refinancing the remaining $61.3 million at an interest rate of SOFR plus a margin of 4.5% and with a scheduled maturity date of July 1, 2029. On January 1, 2025, the mortgage loan on 250 Water Street was amended, increasing the stated margin rate from 5.0% to 7.0%. See Note 6 – Mortgages Payable, Net in the Notes to the Consolidated and Combined Financial Statements included in this Annual Report for additional information. As of December 31, 2025, we classified the mortgage loan on 250 Water Street as held for sale and subsequent to year end, in conjunction with the sale of the property, the mortgage loan was paid off.

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

On February 25, 2026, the Company’s board of directors approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Common Stock Repurchase Program”). Refer to Note 15 – Subsequent Events for additional details.

Cash Flows

The following table sets forth a summary of our cash flows:

	Years Ended December 31,
in thousands	2025	2024	2023
Cash used in operating activities	$(49,658)	$(52,700)	$(50,780)
Cash used in investing activities	(23,821)	(102,881)	(108,302)
Cash (used in) provided by financing activities	(6,972)	279,581	$136,214

Operating Activities

Cash used in operating activities decreased $3.0 million to $49.7 million in the year ended December 31, 2025, compared to $52.7 million in the prior-year period. The decrease primarily relates to changes in cash used in operating activities in each of our segments and decreased general and administrative expenses.

Cash used in operating activities increased $1.9 million to $52.7 million in the year ended December 31, 2024, compared to $50.8 million in the prior-year period. The increase in cash used in operating activities was primarily due to increased costs incurred in the year ended December 31, 2024 related to the Separation from HHH, with no similar activity in the prior-year period, offset by decreases in cash used in operating activities at our segments

While we have historically used cash in operating activities, we expect that the additional liquidity provided by the Rights Offering will provide sufficient capital to fund operations until such time that we may generate cash from operating activities.

Investing Activities

Cash used in investing activities decreased $79.1 million to $23.8 million in the year ended December 31, 2025, compared to $102.9 million in the prior-year period. The decrease in cash used in investing activities was primarily related to the consolidation of the Tin Building by Jean-Georges.

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

Financing Activities

Cash provided by financing activities decreased $286.6 million to $7.0 million used in the year ended December 31, 2025, compared to $279.6 million provided in the prior-year period, primarily due to the elimination of net transfers provided by HHH to fund the operating and investing activities described above.

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

Contractual Obligations

We have material contractual obligations that arise in the normal course of business. Contractual obligations entered into prior to the Separation may not be representative of our future contractual obligations profile as an independent, publicly traded company. Our pre-Separation contractual obligations do not reflect changes that we experienced as a result of the Separation, such as contractual arrangements that we entered into that were historically entered into by the HHH for shared services.

As of December 31, 2025, we had outstanding mortgages payable related to the 250 Water Street development and Las Vegas Ballpark, which are collateralized by certain of the Company’s real estate assets. A summary of our mortgages payable as of December 31, 2025, and December 31, 2024 can be found in Note 6 – Mortgages Payable, Net in the Notes to Consolidated and Combined Financial Statements, included in this Annual Report. The mortgage loan on 250 Water Street was paid in full in connection with the sale of 250 Water Street subsequent to year end. Refer to Note 15 – Subsequent Events for additional details.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense was $6.9 million, $6.6 million and $6.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The amortization of straight-line rents included in the contractual rent amount was $2.5 million, $2.0 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. A summary of our lease obligations as of December 31, 2025 and 2024, can be found in Note 11 – Leases in the Notes to Consolidated and Combined Financial Statements included in this Annual Report.

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

Variable Interest Entities

Methodology

Our Consolidated and Combined Financial Statements include all of our accounts, including our majority owned and controlled subsidiaries and VIEs for which we are the primary beneficiary. If the Company determined it was not the primary beneficiary of a VIE during the years ended December 31, 2025, 2024 and 2023, the Company did not consolidate the VIE in which it holds a variable interest.

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

On June 30, 2025, the Assignors entered into a membership interest transfer agreement pursuant to which the Assignors transferred 100% of their interests in the Tin Building by Jean-Georges to an indirect subsidiary of the Company. As a result of the transfer, an indirect subsidiary of the Company became the sole member of the Tin Building by Jean-Georges. Subsequent to year end, the Tin Building by Jean-Georges ceased its operations. Refer to Note 15 – Subsequent Events for additional details.

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

The Company evaluates its equity method investments for significance in accordance with Regulation S-X, Rule 3-09 and Regulation S-X, Rule 4-08(g) and presents separate annual financial statements or summarized financial information, respectively, as required by those rules. The Company is required to file audited financial statements of the Fulton Seafood Market, LLC for the year ended December 31, 2024. The Company’s investment in the Fulton Seafood Market, LLC does not meet the threshold necessary for disclosure of audited financial statements in 2023, however for comparability, audited financial statements of Fulton Seafood Market, LLC for the years ended December 31, 2024, and 2023 are attached as exhibits to this Annual Report.

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

Judgments and Uncertainties

The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we don’t capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated during the development period, and the subsequent depreciation of the real estate would be overstated. For the years ended December 31, 2025 and 2024, we capitalized development costs of $6.5 million and $50.4 million, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Prior to February 2026, we were subject to interest rate risk with respect to our variable-rate mortgage payable as increases in interest rates would cause our payments to increase.

Based on our variable rate debt balance as of December 31, 2025, interest expense would have increased by approximately $0.6 million for the year ended December 31, 2025 if short-term interest rates had been 1% higher. We manage our exposure to interest rate risk on variable-rate debt by regularly monitoring market conditions and adjusting our financing strategy as needed. While no derivative instruments are currently employed to hedge against interest rate fluctuations, we may consider future strategies, such as refinancing or utilizing fixed-rate debt, to mitigate potential volatility in interest expenses. Our variable-rate mortgage payable was paid in full in connection with the sale of 250 Water Street in February 2026. Refer to Note 15 – Subsequent Events for additional details.

With respect to our fixed-rate mortgage payable, increases in interest rates could make it more difficult to refinance such debt when it becomes due. As of December 31, 2025, the weighted average interest rate on the $39.1 million of fixed-rate indebtedness outstanding was 4.92% per annum, with principal paydowns at various dates through December 15, 2038.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Seaport Entertainment Group Inc.:

Opinion on the Consolidated Combined Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Seaport Entertainment Group Inc. and subsidiaries (collectively, the Company) as of December 31, 2025 and 2024, the related consolidated and combined statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial Schedule III (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Carve-out Basis of Accounting

As discussed in Note 1, the consolidated and combined statement of operations for the period from January 1, 2024 to July 31, 2024 and for the year ended December 31, 2023, are presented as if the Company had been carved out of Howard Hughes Holdings Inc. (HHH) to reflect attribution of certain assets and liabilities that had been held at HHH which are specifically identifiable or attributable to the Company as well as allocations deemed reasonable by management to present the results of operations, financial position and cash flows of the Company on a standalone basis and may not reflect the results of operations, financial position and cash flows had the Company operated as a standalone company during the period presented. Our Opinion is not modified with respect to this matter.

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

Dallas, Texas

March 4, 2026

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
in thousands, except par value amounts
ASSETS
Buildings and equipment	$537,243	$522,667
Less: accumulated depreciation	(225,662)	(215,484)
Land	9,497	9,497
Developments	—	146,461
Net investment in real estate	321,078	463,141
Assets held for sale	137,441	—
Investments in unconsolidated ventures	16,676	28,326
Cash and cash equivalents	77,808	165,667
Restricted cash	9,586	2,178
Accounts receivable, net	7,149	5,246
Deferred expenses, net	3,539	4,515
Operating lease right-of-use assets, net	45,102	38,682
Other assets, net	31,743	35,801
Total assets	$650,122	$743,556

LIABILITIES
Mortgages payable, net	$38,348	$101,593
Mortgages payable related to assets held for sale	61,300	—
Operating lease obligations	56,527	47,470
Accounts payable and other liabilities	27,540	23,111
Total liabilities	183,715	172,174

EQUITY
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 480,000 shares authorized, 12,777 issued and outstanding as of December 31, 2025 and 12,708 issued and outstanding as of December 31, 2024	128	127
Additional paid in capital	624,781	613,015
Accumulated deficit	(168,402)	(51,660)
Total stockholders' equity	456,507	561,482
Noncontrolling interest in subsidiary	9,900	9,900
Total equity	466,407	571,382
Total liabilities and equity	$650,122	$743,556

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Operations

	Years ended December 31,
in thousands, except per share data	2025	2024	2023
REVENUES
Hospitality revenue	$51,736	$29,995	$32,301
Entertainment revenue	58,802	51,428	57,573
Rental revenue	17,737	26,718	22,096
Other revenue	2,133	2,082	2,882
Total revenues	130,408	110,223	114,852

EXPENSES
Hospitality costs	71,252	35,252	36,113
Entertainment costs	57,109	50,788	51,524
Operating costs	31,384	35,044	32,371
General and administrative	42,785	63,269	30,536
Depreciation and amortization	32,190	34,785	48,432
Other	—	—	81
Total expenses	234,720	219,138	199,057

OTHER
Loss on assets held for sale	(11,037)	—	—
Provision for impairment	—	—	(672,492)
Other income (loss), net	(2,802)	6,729	33
Total other	(13,839)	6,729	(672,459)
Operating loss	(118,151)	(102,186)	(756,664)
Interest income (expense)	456	(6,751)	(3,166)
Equity in earnings (losses) from unconsolidated ventures	2,353	(42,125)	(80,375)
Loss on extinguishment of debt	—	(1,563)	(47)
Loss before income taxes	(115,342)	(152,625)	(840,252)
Income tax expense (benefit)	—	—	(2,187)
Net loss	(115,342)	(152,625)	(838,065)
Preferred distributions to noncontrolling interest in subsidiary	(1,400)	(587)	—
Net loss attributable to common stockholders	$(116,742)	$(153,212)	$(838,065)

Total weighted average shares
Basic	12,719	9,108	5,522
Diluted	12,719	9,108	5,522

Net loss per share attributable to common stockholders
Basic	$(9.18)	$(16.82)	$(151.77)
Diluted	$(9.18)	$(16.82)	$(151.77)

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Cash Flows

	Years ended December 31,
in thousands	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(115,342)	$(152,625)	$(838,065)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	28,410	31,245	45,030
Amortization	3,780	3,540	3,402
Amortization of deferred financing costs	53	475	463
Straight-line rent amortization	2,637	(503)	(216)
Stock compensation expense	15,080	3,338	1,495
Deferred income taxes	—	—	(2,187)
Other	1,095	—	1,178
Loss on extinguishment of debt	—	1,563	47
Loss on disposal	1,965	—	—
Loss on assets held for sale	11,037	—	—
Impairment charges	—	—	672,492
Equity in earnings (losses) from unconsolidated ventures, net of distributions and impairment charges	(2,354)	42,768	81,364
Provision for (recovery of) doubtful accounts	(1,479)	3,824	328
Net Changes:
Accounts receivable	479	5,203	(5,285)
Other assets and deferred expenses	2,466	157	(12,254)
Deferred expenses	(320)	(521)	(175)
Accounts payable and other liabilities	2,835	8,836	1,603
Cash used in operating activities	(49,658)	(52,700)	(50,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Operating property improvements	(25,016)	(6,725)	(18,747)
Property development and redevelopment	(5,748)	(62,520)	(44,047)
Cash and restricted cash received upon consolidation of previously unconsolidated entity	685	—	—
Investments in unconsolidated ventures	—	(34,120)	(45,527)
Distributions from unconsolidated ventures	6,258	484	19
Cash used in investing activities	(23,821)	(102,881)	(108,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	—	—	115,000
Deferred financing costs	—	(472)	(2,251)
Principal payments on mortgages payable	(1,998)	(55,603)	(101,812)
Taxes paid on restricted stock vesting	(3,368)	—	—
Preferred distributions to noncontrolling interest in subsidiary	(1,400)	(587)	—
Proceeds from the Rights Offering	(206)	166,789	—
Net investment by Former Parent	—	169,454	125,277
Cash (used in) provided by financing activities	(6,972)	279,581	136,214

Net change in cash, cash equivalents and restricted cash	(80,451)	124,000	(22,868)
Cash, cash equivalents and restricted cash at beginning of period	167,845	43,845	66,713
Cash, cash equivalents and restricted cash at end of period	87,394	167,845	43,845

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	77,808	165,667	1,834
Restricted cash	9,586	2,178	42,011
Cash, cash equivalents and restricted cash at end of period	$87,394	$167,845	$43,845

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$9,640	$12,807	$11,227
Interest capitalized	4,177	3,628	8,537

NON-CASH TRANSACTIONS
Accrued property improvements, developments, and redevelopments	$(147)	$(12,345)	$3,344
Capitalized stock compensation	168	441	1,277

The accompanying notes are an integral part of these consolidated and combined financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated and Combined Statements of Equity

	Common stock		Net parent	Additional paid	Accumulated	Stockholders’	Noncontrolling
in thousands	Shares	Amount	investment	in capital	deficit	equity	interest	Total equity
Balance, December 31, 2022	—	—	$1,096,186	—	—	$1,096,186	—	$1,096,186
Net loss	—	—	(838,065)	—	—	(838,065)	—	(838,065)
Net transfers from parent	—	—	126,772	—	—	126,772	—	126,772
Balance, December 31, 2023	—	—	$384,893	—	—	$384,893	—	$384,893
Net loss	—	—	(101,552)	—	(51,660)	(153,212)	587	(152,625)
Net investment by Former Parent	—	—	169,704	—	—	169,704	—	169,704
Issuance of noncontrolling interests	—	—	(9,900)	—	—	(9,900)	9,900	—
Reclassification of net parent investment to common stock and additional paid in capital	5,522	55	(443,145)	443,090	—	—	—	—
Proceeds from the Rights Offering	7,000	70	—	166,719	—	166,789	—	166,789
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	—	(587)	(587)
Stock compensation	186	2	—	3,206	—	3,208	—	3,208
Balance, December 31, 2024	12,708	127	$—	613,015	(51,660)	$561,482	9,900	$571,382
Net income (loss)	—	—	—	—	(116,742)	(116,742)	1,400	(115,342)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	—	(1,400)	(1,400)
Fees in connection with the Rights Offering	—	—	—	(206)	—	(206)	—	(206)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(94)	—	—	(3,368)	—	(3,368)	—	(3,368)
Stock compensation	163	1	—	15,340	—	15,341	—	15,341
Balance, December 31, 2025	12,777	$128	$—	$624,781	$(168,402)	$456,507	$9,900	$466,407

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

Principles of Consolidation and Combination and Basis of Presentation

The accompanying Consolidated and Combined Financial Statements represent the assets, liabilities, and operations of Seaport Entertainment Group Inc. as well as the assets, liabilities and operations related to the Seaport Entertainment division of HHH prior to the Separation that were transferred to Seaport Entertainment Group Inc. on July 31, 2024 in connection with the Separation.

Prior to the Separation, we operated as part of HHH and not as a standalone company. Our financial statements for the periods until the Separation on July 31, 2024 are combined financial statements prepared on a carve-out basis derived from the accounting records of HHH. Our financial statements for the periods beginning on and after August 1, 2024 are consolidated financial statements based on our financial position, results of operations and cash flows as a standalone company. The accompanying Consolidated and Combined Financial Statements as of December 31, 2025 and December 31, 2024 and for the year ended December 31, 2025 have been prepared on a standalone basis and are derived from the accounting records of the Company. The accompanying Combined Financial Statements for the year ended December 31, 2024 have been prepared on a stand-alone basis and are derived from the combined financial statements and accounting records of the Company from August 1, 2024 to December 31, 2024 and have been prepared on a carve-out basis and are derived from the combined financial statements and accounting records of HHH for January 1, 2024 to July 31, 2024 as discussed below. The accompanying Consolidated and Combined Statements of Operations for the year ended December 31, 2023 have been prepared on a standalone basis derived from the combined financial statements and accounting records of HHH. These statements reflect the consolidated and combined historical results of operations, financial position, and cash flows of Seaport Entertainment Group in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying Consolidated and Combined Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the Company’s financial position, results of operations, and cash flows would have been had the Company operated as a standalone company for the entirety of all of the periods presented.

Basis of Presentation – Prior to the Separation

The Consolidated and Combined Statements of Operations for the period from January 1, 2024 to July 31, 2024 and for the years ended December 31, 2023 are presented as if Seaport Entertainment Group had been carved out of HHH. These Consolidated and Combined Financial Statements include the attribution of certain assets and liabilities that were held by HHH prior to the Separation which are specifically identifiable or attributable to the Company. The assets and liabilities in the carve-out financial statements have been presented on a historical cost basis.

All significant intercompany transactions within the Company have been eliminated. All transactions between the Company and HHH are considered to be effectively settled in the Consolidated and Combined Financial Statements at the time the transaction is recorded, other than transactions described in Note 14 – Related-Party Transactions that have historically been settled in cash. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheet as of December 31, 2024 as an adjustment to additional paid-in capital.

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

Management believes the assumptions underlying these Consolidated and Combined Financial Statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. Nevertheless, the Consolidated and Combined Financial Statements may not reflect the results of operations, financial position and cash flows had the Company been a standalone company for the entirety of the periods presented. Actual costs that the Company may have incurred had it been a standalone company would depend on several factors, including the chosen organization structure, whether functions were outsourced or performed by its employees and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Debt obligations and related financing costs of HHH have not been included in the Consolidated and Combined Financial Statements of the Company, because the Company’s business was not a party to the obligations between HHH and the debt holders. Further, the Company did not guarantee any of HHH’s debt obligations.

Prior to the Separation, the income tax provision in the Consolidated and Combined Statements of Operations was calculated as if the Company was operating on a standalone basis and filed separate tax returns in the jurisdictions in which it operates. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances prior to or subsequent to the carve-out. Following the Separation, the Company files its own tax returns and the income tax provision reflects the Company’s tax balances that are realizable.

HHH maintains stock-based compensation plans at a corporate level. The Company’s employees participated in such plans prior to the Separation and the portion of the cost of those plans related to the Company’s employees is included in the Combined Statements of Operations from January 1, 2024 to July 31, 2024 and for the year ended December 31, 2023. Prior to the Separation, the Company established the Seaport Entertainment Group Inc. 2024 Equity Incentive Plan, and subsequent to July 31, 2024, the Company issued stock-based awards pursuant to such plan – see Note 12 – Equity.

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

The Tin Building by Jean-Georges was previously classified as a variable interest entity. As of January 1, 2025, in conjunction with the internalization of food and beverage operations, the Company, through employing the management team personnel and directing the operating activities that most significantly impact the Tin Building by Jean-Georges’ economic performance, became the primary beneficiary of the Tin Building by Jean-Georges and began consolidating the Tin Building by Jean-Georges into the Company’s financial statements.  See Note 2 – Investments in Unconsolidated Ventures for additional information. The Company was not the primary beneficiary of any VIE’s and did not consolidate any VIE’s in which it held a variable interest during  the years ended December 31, 2024 and December 31, 2023.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. The Company has reclassified an aggregate of $10.2 million of Operating costs to Hospitality and Entertainment costs in the amounts of $3.8 million and $6.4 million, respectively, on our Consolidated and Combined Statement of Operations for the year ended December 31, 2024. The Company has reclassified an aggregate of $9.7 million of Operating costs to Hospitality and Entertainment costs in the amounts of $4.2 million and $5.5 million, respectively, on our Consolidated and Combined Statement of Operations for the year ended December 31, 2023.

The provision for (recovery of) doubtful accounts of $2.8 million and $0.5 million for the year ended December 31, 2024 and 2023, respectively, has been reclassified into Hospitality costs, Entertainment costs, and Operating costs on our Consolidated and Combined Statement of Operations.

Certain reclassifications were also made to conform the prior period segment reporting to the current period segment presentation. These reclassifications are not material to the Consolidated and Combined Statements of Operations for the years ended December 31, 2024 and 2023. Refer to Note 13 – Segments for additional information regarding the Company’s reportable operating segments.

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

From time to time, the Company may reassess the development strategies for certain buildings and improvements which results in changes to the Company’s estimate of their remaining useful lives. The Company did not recognize additional depreciation expense of significance for the years ended December 31, 2025, 2024, and 2023.

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

Developments consist of the following categories as of December 31:

thousands	2025	2024
Land and improvements	$—	$51,718
Development costs	—	94,743
Total Developments(a)	$—	$146,461
(a)	Total developments decreased to zero in 2025 as the Company moved 250 Water St. to Assets Held for Sale on the Consolidated Balance Sheet.

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

Restricted Cash

Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to the payment of principal and interest on the Company’s outstanding mortgages payable and the deposit received from the purchaser as part of the pending sale of the 250 Water Street. The sale of 250 Water Street closed in February 2026. Refer to Note 15 – Subsequent Events for additional details.

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

Other receivables are primarily related to short-term trade receivables. The Company is exposed to credit losses through the sale of goods and services to customers. As required under ASC 326 Financial Instruments – Credit Losses (ASC 326), the Company assesses its exposure to credit loss related to these receivables on a quarterly basis based on historical collection experience and future expectations by portfolio. As of December 31, 2025 and 2024, there were no material past due receivables and there have been no material write-offs or recoveries of amounts previously written-off.

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Consolidated and Combined Balance Sheets as of:

	December 31,	December 31,
in thousands	2025	2024
Tenant receivables	$385	$285
Straight-line rent receivables	2,935	2,780
Other receivables	3,829	2,181
Accounts receivable, net (a)	$7,149	$5,246
(b)	As of December 31, 2025, and December 31, 2024, the total reserve balance was $0.9 million and $2.6 million, respectively.

The following table summarizes the impacts of the collectability reserves in the accompanying Consolidated and Combined Statements of Operations:

	Year ended December 31,
in thousands	2025	2024	2023
Statements of Operations Location
Rental revenue	$(1,166)	$1,461	$288
Hospitality costs	—	140	41
Entertainment costs	(227)	2,197	338
Operating costs	(86)	26	80
Total (income) expense impact	$(1,479)	$3,824	$747

As of December 31, 2025, two customers accounted for greater than 10% of the Company’s accounts receivable, for a total of 26% of the Company’s accounts receivable.

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

Security and other deposits primarily includes a $10.7 million collateral deposit associated with the 250 Water Street mortgage refinancing for the years ending December 31, 2025 and 2024.

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

Deferred Expenses, net

Deferred expenses consist principally of leasing costs. Deferred leasing costs are amortized using the straight‑line method over the related lease term. Deferred expenses are shown net of accumulated amortization of $1.4 million and $1.1 million as of December 31, 2025 and 2024, respectively.

Marketing and Advertising

The Company incurs various marketing and advertising costs as part of development, branding, leasing or sales initiatives. These costs include special events, broadcasts, direct mail, and online digital and social media programs, and they are expensed as incurred. For the years ended December 31, 2025, 2024, and 2023, marketing and advertising expenses were $3.9 million, $5.7 million, and $6.2 million, respectively.

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

 In August 2025, the Company entered into a purchase and sale agreement to sell 250 Water Street for a total purchase price of $152.0 million (inclusive of exercise of extension options totaling $1.5 million). On December 15, 2025, the Company entered into the First Amendment to the purchase and sale agreement, which extended the closing date to January 28, 2026. On January 28, 2026, the Company entered into the Second Amendment to the purchase and sale agreement. The Second Amendment modified certain terms of the purchase and sale agreement, specifically extending the closing date to February 5, 2026, and decreasing the purchase price to $143.0 million. The sale was completed on February 6,

2026. Refer to Note 15 – Subsequent Events for additional details. In connection with the pending sale, the Company recorded a loss on sale of $11.0 million to loss on assets held for sale on the consolidated statement of operations to reduce the carrying value of 250 Water Street to its estimated selling price less costs to sell, based on conditions existing as of December 31, 2025. The carrying value of 250 Water Street as of December 31, 2025 is presented within assets held for sale on the Company’s Consolidated Balance Sheet as of December 31, 2025.

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

Revenue Recognition and Related Matters

Hospitality Revenue

Hospitality revenue is generated by the Seaport restaurants and the Tin Building by Jean-Goerges (as defined below) through customer transactions or through agreements with sponsors. The customer transaction price is the net amount collected from the customer and is recognized as revenue at a point in time when the food or beverage is provided to the customer. These transactions are ordinarily settled with cash or credit card over a short period of time. Sponsorship related revenue is recognized on a straight-line basis over the contractual period of time.

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

Accounting Pronouncements Adopted During the Current Year

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. The Company has applied the retrospective method of adoption. The adoption of this standard resulted in expanded disclosures within Note 9 – Income Taxes, but did not impact the Company’s recognition or measurement of income tax assets, liabilities, or expense.

Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements.  The standard is intended to improve the navigability of the guidance in ASC 2702 and clarify when it applies. The ASU also addresses the form and content of interim financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” The amendments in this ASU are effective for interim periods beginning after December 15, 2027. The Company is currently evaluating the guidance and its impact on the Company’s consolidated and combined financial statements and related disclosures.

Any other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

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

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings (Losses)/ Dividends
	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
in thousands except percentages	2025	2024	2025	2024	2025	2024	2023
Equity Method Investments
The Lawn Club (b)	50%	50%	$2,569	$6,103	$2,649	$626	$(1,196)
Ssäm Bar (e)	—%	—%	—	—	—	181	(5,981)
Tin Building by Jean-Georges (b) (c) (d)	100%	65%	—	7,746	—	(33,000)	(42,531)
Jean-Georges Restaurants	25%	25%	14,107	14,477	(296)	(9,932)	(30,667)
Investments in unconsolidated ventures			$16,676	$28,326	$2,353	$(42,125)	$(80,375)
(a)	Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)	For these equity method investments, various provisions in the venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and preferred returns may result in the Company’s economic interest differing from its stated interest or final profit-sharing interest. For these investments, the Company recognizes income or loss based on the venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing interest.
(c)	On January 1, 2025, the Company became the primary beneficiary of the Tin Building by Jean-Georges and began consolidating the Company’s investment in this venture into the Company’s financial statements. Refer to discussion below for additional details.
(d)	On June 30, 2025, the Company’s ownership interest in the Tin Building by Jean-Georges increased to 100% through the execution of membership interest transfers from HHC Seafood Market Member, LLC, an indirect subsidiary of the Company (“HHC Seafood”), and VS-Fulton Seafood Market LLC, a wholly owned subsidiary of Jean-Georges Restaurants (“Fulton Partner” and together with HHC Seafood, the “Assignors”) to a wholly owned subsidiary of the Company. Refer to discussion below for additional details.

(e)	The Ssäm Bar joint venture was liquidated in May 2024. Refer to discussion below for additional details.

The Lawn Club

In 2021, the Company formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (“Endorphin Ventures”), to construct and operate an immersive indoor and outdoor restaurant that includes an extensive area of indoor grass, a stylish clubhouse bar, and a wide variety of lawn games. This concept opened in the fourth quarter of 2023. Under the terms of the initial agreement, the Company funded 80% of the cost to construct the restaurant, and Endorphin Ventures contributed the remaining 20%. In October 2023, the members executed an amended LLC agreement, pursuant to which the Company agreed to fund 90% of any remaining capital requirements for the venture, and Endorphin Ventures agreed to fund 10% of any remaining capital expenditures for the venture. The Company recognizes its share of income or loss based on the joint venture distribution priorities, which could fluctuate over time. Upon the return of each member’s contributed capital and a preferred return to the Company, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest. The Company also entered into a lease agreement with HHC Lawn Games, LLC pursuant to which the Company agreed to lease approximately 27,000 square feet of the Fulton Market Building to this venture.

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

Tin Building by Jean-Georges

In 2015, the Company, together with Fulton Partner, formed Fulton Seafood Market, LLC (“Tin Building by Jean-Georges”) to operate a 54,000 square foot culinary marketplace in the historic Tin Building. The Fulton Partner is a wholly owned subsidiary of Jean-Georges Restaurants. The Company purchased a 25% interest in Jean-Georges Restaurants in March 2022 as discussed below.

On June 30, 2025, the Assignors entered into a membership interest transfer agreement pursuant to which the Assignors transferred 100% of their interests in the Tin Building by Jean-Georges to an indirect subsidiary of the Company. As a result of the transfer, an indirect subsidiary of the Company became the sole member of the Tin Building by Jean-Georges. In February 2026, the Company entered into a lease of 100% of the Tin Building with contemporary art experience creator, Lux Entertainment, to open their U.S flagship location of the Balloon Museum. In connection with the lease and the commencement of the Company’s landlord obligations, the Tin Building by Jean-Georges ceased operations in February 2026. Refer to Note 15 – Subsequent Events for additional information.

The Company owns 100% of the Tin Building and leased 100% of the space to the Tin Building by Jean-Georges joint venture. Throughout these Notes to the Consolidated and Combined Financial Statements, references to the Tin Building relate to the Company’s 100% owned landlord operations and references to the Tin Building by Jean-Georges refer to the hospitality business in which the Company previously had an equity ownership interest, and, as of June 30, 2025, owns 100% of the equity interests. The Company, as landlord, funded 100% of the development and construction of the Tin Building. Under the previous terms of the Tin Building by Jean-Georges LLC agreement, the Company contributed the cash necessary to fund pre-opening, opening and operating costs of the Tin Building by Jean-Georges. The Fulton Partner was not required to make any capital contributions. The Tin Building was completed and placed in service during the third quarter of 2022 and the Tin Building by Jean-Georges culinary marketplace began operations in the third quarter of 2022.

The Tin Building by Jean-Georges was previously classified as a variable interest entity. As of January 1, 2025, in conjunction with the internalization of food and beverage operations, the Company, through employing the management team personnel and directing the operating activities that most significantly impact the Tin Building by Jean-Georges’ economic performance, became the primary beneficiary of the Tin Building by Jean-Georges and began consolidating the Tin Building by Jean-Georges into the Company’s financial statements. In accordance with ASC 805, identifiable assets and liabilities assumed were recorded at their estimated fair values on the date of consolidation. The table below presents the purchase price allocation of the fair value of identifiable assets and liabilities assumed:

in thousands	Purchase Price Allocation
Building and equipment	$7,174
Cash and cash equivalents	685
Accounts receivable, net	825
Other assets, net	1,564
Total assets	10,248
Accounts payable and other liabilities	(2,502)
Total liabilities	(2,502)
Net assets assumed	$7,746

The supplemental pro forma revenues and net losses of the Company were $129.9 million and $152.6 million, respectively, for the year ended December 30, 2024 and $147.2 million and $838.1 million, respectively, for the year ended December 31, 2023 and have been prepared for the Company as if the Tin Building by Jean-Georges was consolidated by the Company on January 1, 2023. The most significant adjustments in the pro forma financial information includes the elimination of rents between the Company and the joint venture and the elimination of the previous equity method investment in the joint venture as though the consolidation had occurred on January 1, 2023.

The pro forma financial information above is provided for informational purposes only and is not necessarily indicative of what actual results of operations would have been had the consolidation and related transactions been completed as of January 1, 2024 and January 1, 2023 or that may be achieved in the future.

The Company recognized an impairment of $1.2 million related to this investment in the year ended December 31, 2023. See Note 3 – Impairment for additional information.

The Company is required to file audited financial statements of the Fulton Seafood Market, LLC for the year ended December 31, 2024. The Company’s investment in the Fulton Seafood Market, LLC does not meet the threshold necessary for disclosure of audited financial statements in 2023, however for comparability, audited financial statements of Fulton Seafood Market, LLC for the years ended December 31, 2024 and 2023 are attached as exhibits to this Annual Report.

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

Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation and will expire on March 2, 2026. During the year ended December 31, 2024, the Company recognized an impairment of $10.0 million related to this warrant. As of December 31, 2025, this warrant had not been exercised and has a carrying value of zero. See Note 3 – Impairment for additional information.

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

	December 31,	December 31,
in thousands	2025	2024
Balance Sheet
Total Assets	$72,980	$155,523
Total Liabilities	60,881	125,623
Total Equity	9,081	29,900
Non-Controlling Interest	(1,485)	(1,105)

	Year Ended December 31,
in thousands	2025	2024	2023
Income Statement
Revenues	$94,356	$123,257	$118,674
Operating Profit (Loss)	12,656	(3,961)	(39,196)
Net Loss	(347)	(31,252)	(43,798)
Net loss attributable to the Controlling Interest	$(1,877)	$(30,844)	$(43,264)
3.

3.	Impairment

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

The following table summarizes the pre-tax impacts of the impairments mentioned above to the Consolidated and Combined Statements of Operations for the year ended December 31, 2025 and Combined Statements of Operations for the year ended December 31, 2024. There were no impairments recorded in the year ended December 31, 2025.

in thousands	Statements of Operations Line Item	2025	2024
Building and equipment	Provision for impairment	$—	$—
Land	Provision for impairment	—	—
Developments	Provision for impairment	—	—
Net investments in real estate		—	—
Investments in unconsolidated ventures (a)	Equity in losses from unconsolidated ventures	—	10,000
Total impairment		$—	$10,000
(a)	As of December 31, 2024, impairment charges relate to the warrants which were issued of Jean-Georges Restaurants.

4.	Other Assets and Liabilities

Other Assets, net

The following table summarizes the significant components of Other assets, net:

	December 31,	December 31,
in thousands	2025	2024
Intangibles	$14,224	$17,379
Security and other deposits	10,978	11,116
Food and beverage and merchandise inventory	2,340	1,875
Prepaid expenses	3,886	4,862
Other	315	569
Other assets, net	$31,743	$35,801

Accounts Payable and Other Liabilities

The following table summarizes the significant components of Accounts payable and other liabilities:

	December 31,	December 31,
in thousands	2025	2024
Deferred income	$5,378	$3,946
Accounts payable and accrued expenses	7,950	10,998
Construction payables	—	73
Accrued payroll and other employee liabilities	5,349	5,961
Accrued interest	649	84
Tenant and other deposits	7,988	682
Other	226	1,367
Accounts payable and other liabilities	$27,540	$23,111

5.Intangibles

The following table summarizes the Company’s intangible assets and liabilities:

	As of December 31, 2025			As of December 31, 2024
		Accumulated	Net	Gross	Accumulated	Net
	Gross Asset	(Amortization)/	Carrying	Asset	(Amortization)/	Carrying
in thousands	(Liability)	Accretion	Amount	(Liability)	Accretion	Amount
Intangible Assets:
License agreement with MLB (a)	$24,872	$(12,544)	$12,328	$24,872	$(9,949)	$14,923
Other definite lived intangibles (b)	6,844	(4,948)	1,896	6,844	(4,388)	2,456

Tenant leases:
Below-market	(3,679)	3,679	—	(3,679)	3,679	—
Total amortizing intangibles	$28,037	$(13,813)	$14,224	$28,037	$(10,658)	$17,379
(a)	Represents 10-year player development agreement between the Aviators and MLB.
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

Net amortization and accretion expense for these intangible assets and liabilities was $3.2 million, $2.9 million, and $2.8 million in 2025, 2024, and 2023, respectively.

Future net amortization and accretion expense is estimated for each of the five succeeding years as shown below:

in thousands	2026	2027	2028	2029	2030
Net amortization and accretion expense	$2,946	$2,686	$2,635	$2,635	$2,635

6.Mortgages Payable, Net

Mortgages payable, net are summarized as follows:

	December 31,	December 31,
in thousands	2025	2024
Fixed-rate debt
Secured mortgages payable	$39,090	$41,087
Variable-rate debt
Secured mortgages payable	—	61,300
Unamortized deferred financing costs	(742)	(794)
Mortgages payable, net	$38,348	$101,593
Secured mortgages payable related to assets held for sale (1)	61,300	—
Mortgages payable related to assets held for sale	$61,300	$—
(1)	This mortgage relates to 250 Water Street, which is classified as held for sale as of December 31, 2025. Commencing on the date the mortgage was classified as held for sale, the Company has expensed interest related to the mortgage into Interest income (expense) on the Consolidated Statement of Operations. Upon the closing of the sale of 250 Water Street in February 2026, this mortgage was repaid in full. See Note 1 – Summary of Significant Accounting Policies – Assets Held-for-Sale.

As of December 31, 2025, land, buildings and equipment, developments, and other collateral with an aggregate net book value of $237.9 million have been pledged as collateral for the Company’s debt obligations. Secured mortgages payable are without recourse to the Company at December 31, 2025.

Secured Mortgages Payable

The Company’s outstanding mortgages are collateralized by certain of the Company’s real estate assets. The Company’s fixed-rate debt obligation requires semi-annual installments of principal and interest, and the Company’s variable-rate debt requires monthly installments of only interest. As of December 31, 2025, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development.

The following table summarizes the Company’s secured mortgages payable:

	December 31, 2025			December 31, 2024
		Interest			Interest
$in thousands	Principal	Rate	Maturity Date	Principal	Rate	Maturity Date
Fixed rate (a)	$39,090	4.92%	December 15, 2038	$41,087	4.92%	December 15, 2038
Variable rate (b) (c)	61,300	10.77%	July 1, 2029	61,300	9.49%	July 1, 2029
Secured mortgages payable	$100,390			$102,387
(a)	The Company has one fixed-rate debt obligation as of December 31, 2025, and December 31, 2024. The interest rate presented is based upon the coupon rate of the debt.
(b)	The Company has one variable-rate debt obligation as of December 31, 2025, and December 31, 2024. The interest rate presented is based on the applicable reference interest rate as of December 31, 2025, and December 31, 2024.
(c)	The Company has a total return swap with the lender in connection with its variable-rate debt. At December 31, 2025, the assumed rate of the indebtedness associated with our variable-rate debt obligation is based on SOFR + 4.5%, which is the combination of the interest rates on two instruments: (i) the variable-rate debt obligation, pursuant to which the Company is obligated to pay the lender an amount equal to SOFR + 7.0%, and (ii) the total return swap, pursuant to which the Company is entitled to receive 2.5% from the lender. At December 31, 2024, the assumed rate of the indebtedness associated with our variable-rate debt obligation is based on SOFR + 4.5%, which is the combination of the interest rates on two instruments: (i) the variable-rate debt obligation, pursuant to which the Company is obligated to pay the lender an amount equal to SOFR + 5.0%, and (ii) the total return swap, pursuant to which the Company is entitled to receive 0.5% from the lender. The cash flows from this total return swap does not vary based on any underlying and there is no net settlement, as such, it is not considered to meet the criteria of ASC 815 “Derivatives and Hedging” and determined to not be a derivative.

During the year ended December 31, 2025, the Company’s mortgage activity included a repayment of $2.0 million of our fixed rate debt.

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

Scheduled Maturities

The following table summarizes the contractual obligations relating to the Company’s mortgages payable as of December 31, 2025:

Mortgages payable
principal
thousands	payments
2026	$2,097
2027	2,201
2028	2,311
2029	2,426
2030	2,547
Thereafter	27,508
Total principal payments	39,090
Unamortized deferred financing costs	(742)
Mortgages payable, net	$38,348

7.	Fair Value

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

		December 31, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
in thousands	Hierarchy	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and Restricted cash	Level 1	$87,394	$87,394	$167,845	$167,845
Accounts receivable, net (a)	Level 3	7,149	7,149	5,246	5,246
Assets held for sale	Level 2	137,441	137,441	—	—
Liabilities:
Fixed-rate debt (b)	Level 2	39,090	38,142	41,087	40,032
Variable-rate debt	Level 2	61,300	61,300	61,300	61,300
(a)	Accounts receivable, net is shown net of an allowance of $0.9 million at December 31, 2025 and $2.6 million at December 31, 2024, respectively. Refer to Note 1 – Summary of Significant Accounting Policies for additional information on the allowance.
(b)	Excludes related unamortized financing costs.

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

The fair value of fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the SOFR or U.S. Treasury obligation interest rates as of December 31, 2025. Refer to Note 6 – Mortgages Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amount of the Company’s variable-rate debt approximates fair value given that the interest rate is variable and adjusts with current market rates for instruments with similar risks and maturities.

8.	Commitments and Contingencies

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

Operating Leases

The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net, and Operating lease obligations on the Consolidated and Combined Balance Sheets. See Note 11 – Leases for additional information. Contractual rental expense was $6.9 million, $6.6 million, and $6.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The amortization of straight‑line rents included in the contractual rent amount was $2.6 million, $2.0 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following summarizes Income tax (benefit) expense for the years ended December 31:

in thousands	2025	2024	2023
Current	$—	$—	$—
Deferred	—	—	(2,187)
Total	$—	$—	$(2,187)

Reconciliation of the Income tax (benefit) expense if computed at the U.S. federal statutory income tax rate to the Company’s reported Income tax (benefit) expense for the years ended December 31 is as follows:

in thousands (except percentages)	2025		2024		2023
	Expense/(Benefit)%		Expense/(Benefit)%		Expense/(Benefit)%
Loss before income taxes	$(115,342)		$(152,625)		$(840,252)
U.S. federal statutory tax rate	21%		21%		21%
Tax (benefit) expense computed at the U.S. federal statutory rate	(24,222)	21.0%	(32,051)	21.0%	(176,453)	21.0%
State income tax (benefit) expense, net of federal income tax	—	0.0%	—	0.0%	(11,787)	1.4%
Changes in valuation allowances	19,304	(16.7)%	(131,527)	86.2%	148,997	(17.7)%
Nontaxable or nondeductible items	—	0.0%	(74)	0.0%	1,265	(0.2)%
Executive compensation	3,365	(2.9)%	—	0.0%	—	0.0%
Other items	610	(0.5)%	—	0.0%	—	0.0%
Unbenefited losses	—	0.0%	20,159	(13.2)%	35,791	(4.3)%
Tax basis adjustment from spin off	943	(0.8)%	143,493	(94.0)%	—	0.0%
Total	$—	0.0%	$—	0.0%	$(2,187)	0.3%

The Company generated operating losses in the years presented. The income tax benefit recognized related to this loss was zero for the years ended December 31, 2025, 2024, and 2023, after an assessment of the available positive and negative evidence. Before August 1, 2024 operating results of the Company have historically been included in the consolidated federal and combined state income tax returns of HHH and the resulting tax attributes have been fully utilized by HHH and are no longer available to the Company for future use. As a result, any net operating loss attributes and related valuation allowances are deemed to have been distributed to HHH through net parent investment. Future income tax provisions may be impacted by future changes in the realizability of the hypothetical net operating loss deferred tax asset. The difference between the (benefit) expense at the statutory rate and the income tax provision related to these operating losses is reflected in the table above as “Unbenefited losses”.

Starting on August 1, 2024 the Company files its own separate return and the Company has considered realizability of deferred tax assets on a standalone basis.  At December 31, 2025, the Company has $111.6 million of net operating loss carryforwards for federal income tax purposes, which are available to offset future taxable income, if any, over an indefinite period. In addition, the Company has $81.2 million of net operating loss carryforwards for New York and New York City income tax purposes, which expire starting in 2045.

Furthermore, it was necessary to assess the positive and negative evidence of the realizability of the US federal and consolidated state net deferred tax asset balance for the years ended December 31, 2025 and 2024. After such an assessment, it was determined a valuation allowance was required. The difference between the expense (benefit) at the statutory rate and the income tax provision is primarily related to state taxes, the unbenefited federal and state losses, and the valuation allowance recorded against the Company’s deferred tax assets.

The following summarizes tax effects of temporary differences and carryforwards included in the net deferred tax liabilities as of December 31:

in thousands	2025	2024
Deferred tax assets:
Accounts receivable	$280	$447
Accrued expenses	2,253	2,634
Deferred income	1,119	645
Depreciation, impairments and asset disposals	13,264	11,581
Net operating losses	33,764	8,969
Operating lease liabilities	16,979	14,348
Total deferred tax assets	67,659	38,624
Valuation allowance	(52,836)	(25,145)
Total net deferred tax assets	$14,823	$13,479

Deferred tax liabilities:
Prepaid other	(394)	(947)
Operating lease right of use assets	(14,429)	(12,532)
Total deferred tax liabilities	$(14,823)	$(13,479)
Total net deferred tax liabilities	$—	$—

Prior to the Separation, the Company had been included in the income tax returns filed by HHH; Beginning August 1, 2024, the Company files a separate company income tax return. Generally, the Company is currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2021 through 2024. In the Company’s opinion, it has made adequate tax provisions for years subject to examination. The final determination of tax examinations and any related litigation could be different from what was reported on the returns, however, the Company would not be liable for any incremental taxes payable, interest or penalties, which remain the obligation of HHH.

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

The Company recognizes and reports interest and penalties related to unrecognized tax benefits, if applicable, within the provision for income tax expense. The Company had no unrecognized tax benefits for the years ended December 31, 2025, 2024, or 2023, and therefore did not recognize any interest expense or penalties on unrecognized tax benefits.

10.	Revenues

Revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following presents the Company’s revenues disaggregated by revenue source:

	Year Ended December 31,
in thousands	2025	2024	2023
Revenues from contracts with customers
Recognized at a point in time or over time
Hospitality revenue	$51,736	$29,995	$32,301
Entertainment revenue	58,802	51,428	57,573
Other revenue	2,133	2,082	2,882
Total	112,671	83,505	92,756

Rental and lease-related revenues
Rental revenue	17,737	26,718	22,096
Total revenues	$130,408	$110,223	$114,852

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to deferred Aviators and Seaport concert series ticket sales and sponsorship revenues. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

Contract
in thousands	Liabilities

Balance at December 31, 2022	$4,740
Consideration earned during the period	(42,195)
Consideration received during the period	41,162
Balance at December 31, 2023	$3,707

Balance at December 31, 2023	$3,707
Consideration earned during the period	(43,839)
Consideration received during the period	44,078
Balance at December 31, 2024	$3,946

Balance at December 31, 2024	$3,946
Consideration earned during the period	(54,740)
Consideration received during the period	56,172
Balance at December 31, 2025	$5,378

Remaining Unsatisfied Performance Obligation

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of the 2025 Aviators baseball season and 2025 concert series, as well as performance under various sponsorship agreements. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations from contracts with customers as of December 31, 2025, is $12.6 million. The Company expects to recognize this amount as revenue over the following periods:

	Less than 1		3 years and
in thousands	year	1-2 years	thereafter	Total
Total remaining unsatisfied performance obligations	$7,086	$2,376	3,113	$12,575

The Company’s remaining performance obligations are adjusted to reflect any known contract cancellations, revisions to customer agreements, and deferrals, as appropriate.

During the year ended December 31, 2025, no customer accounted for greater than 10% of the Company’s revenue.

During the year ended December 31, 2024, no customer accounted for greater than 10% of the Company’s revenue.

For the year ended December 31, 2023, revenue from one customer accounted for approximately 10.1% of the Company’s total revenue through a related-party transaction. See Note 14 – Related-Party Transactions for additional information.

11.	Leases

Lessee Arrangements

The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net, and Operating lease obligations on the Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases. The Company elected the practical expedient to not separate lease components from non-lease components of its lease agreements for all classes of underlying assets. Certain of the Company’s lease agreements include non-lease components such as fixed common area maintenance charges. The Company applies Leases (Topic 842) to the single combined lease component.

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The majority of the Company’s leases have remaining lease terms ranging from 10 years to approximately 50 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases various buildings and office space constructed on its ground leases to third parties.

The Company’s leased assets and liabilities are as follows:

	December 31,	December 31,
in thousands	2025	2024
Assets
Operating lease right-of-use assets, net	$45,102	$38,682
Liabilities
Operating lease obligations	$56,527	$47,470

The components of lease expense are as follows:

	Year Ended December 31,
in thousands	2025	2024	2023
Operating lease cost	$6,281	$6,126	$6,189
Variable lease cost	625	478	478
Total lease cost	$6,906	$6,604	$6,667

Future minimum lease payments as of December 31, 2025, are as follows:

in thousands	Operating Leases
2026	$3,498
2027	4,388
2028	4,446
2029	4,507
2030	4,570
Thereafter	229,645
Total lease payments	251,054
Less: imputed interest	(194,527)
Present value of lease liabilities	$56,527

Other information related to the Company’s lessee agreements is as follows:

Supplemental Consolidated and Combined Statements of Cash Flows Information	Year ended December 31,
in thousands	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	3,643	4,237	4,266
Non-cash transactions:
Adjustment to operating lease obligations(a)	8,485	—	—
Adjustment to operating lease right-of-use assets(a)	$8,485	$—	$—
(a)	The Company amended its corporate lease whereby the maturity date was extended 10 years and certain rent terms were revised.

	Year Ended December 31,
Other Information	2025	2024	2023
Weighted-average remaining lease term (years)
Operating leases	42.7	45.5	45.3
Weighted-average discount rate
Operating leases	8.2%	7.8%	7.8%

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

	Year Ended December 31,
in thousands	2025	2024	2023
Total minimum rent revenues	$10,583	$21,289	$17,325

Total future minimum rents associated with operating leases are as follows as of December 31, 2025:

Total Minimum
in thousands	Rent
2026	$8,447
2027	8,793
2028	6,438
2029	6,537
2030	6,255
Thereafter	48,713
Total	$85,183

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

The Plan was approved prior to the Separation by HHH, at the time the Company’s sole stockholder, and is administered by the compensation committee of the board of directors (the “Committee”). The Plan authorizes the Committee to grant stock-based compensation awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards, to eligible participants. The Committee has the full power to interpret and administer the Plan and award agreements, subject to the limitations set forth in the Plan. A total of 6.8 million shares of common stock were initially reserved for issuance under the Plan. At December 31, 2025, approximately 5.6 million shares remained available to be issued.

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

In August 2024, the Company separately issued 76,641 restricted stock unit awards subject to time-based vesting to non-executive employees and a consultant and 168,660 restricted stock unit awards subject to time-based vesting to executive officers, with fair values of $2.0 million and $4.5 million, respectively. During the year ended December 31, 2025, the Company issued 147,180 restricted stock unit awards subject to time-based vesting to non-executive employees and 116,804 restricted stock unit awards subject to time-based vesting to executive officers, with fair values of $3.4 million and $2.9 million, respectively. Each restricted stock unit award represents a contingent right to receive one share of the Company’s common stock at vesting. The restricted stock unit awards issued under the Plan generally vest over requisite service periods of one to three years, except for the award to one of the Company’s executive officers that fully vested in November 2025 as part of the separation agreement.

A summary of the activity related to the Company’s restricted stock and restricted stock unit awards are as follows:

		Weighted-Average
	Shares/Units	Grant Fair Value
Unvested at December 31, 2024	$379,415	$27.14
Granted	263,984	23.83
Vested	(292,651)	27.02
Forfeited	(11,122)	23.81
Unvested at December 31, 2025	$339,626	$24.78

Restricted stock and restricted stock unit awards issued during the year ended December 31, 2025 were valued at $6.3 million and the weighted average per share or unit value was $23.83. At December 31, 2025, unrecognized share-based compensation costs for restricted stock and restricted stock unit awards were $6.2 million which is expected to be recognized over a weighted average period of 2.1 years.

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

The weighted average fair value of non-qualified stock options and the related assumptions used in the Black Scholes model to calculate grant date fair value of the awards are as follows:

December 31, 2025
Weighted-average fair value	$15.41
Dividend yield	0%
Expected volatility of stock	62.0%
Risk-free interest rate	3.70%
Expected option life (in years)	6.25
Weighted-average exercise price per share	$25.23

A summary of the activity related to the Company’s non-qualified stock options is as follows:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Life (years)	Value (in thousands)
Outstanding at December 31, 2024	478,419	$35.93	9.3	$489
Granted	22,189	25.23	9.7	—
Exercised	—	—	—	—
Forfeited or expired	(30,259)	—	—	—
Outstanding at December 31, 2025	470,349	$32.19	8.6	$—
Exercisable	448,160	33.50	8.6	—

Non-qualified stock option awards issued during the year ended December 31, 2025 were valued at $0.3 million. At December 31, 2025, unrecognized share-based compensation costs for non-qualified stock option awards was $0.3 million which is expected to be recognized over a weighted average period of 3.8 years.

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

	Year Ended December 31,
in thousands	2025	2024	2023
Expenses
Entertainment costs	$684	$647	$528
Hospitality costs	424	100	130
Operating costs	118	(504)	837
General and administrative	13,854	3,095	—
Total stock-based compensation expense	$15,080	$3,338	$1,495

Earnings Per Share

Earnings per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Stock-based payment awards are included in the calculation of diluted income using the treasury stock method if dilutive.

On the date of Separation, immediately prior to the Separation, there were 5,521,884 shares that were issued and outstanding. This share amount is being utilized for the calculation of basic earnings (loss) per share for 2023 because the Company was not a standalone public company prior to the date of Separation and there was no stock trading information available to calculate earnings (loss) per share. In addition, for 2023 the computation of diluted earnings per share equals the basic earnings (loss) per share calculation since there was no stock trading information available to compute dilutive effect of shares issuable under share-based compensation plans needed under the treasury method in accordance with ASC Topic 260 and since common stock equivalents were antidilutive due to losses from operations.

For the years ended December 31, 2025, 2024 and 2023, earnings (loss) per share is computed as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
in thousands, except per share data	2025	2024	2023
Numerator - Basic
Net loss	$(115,342)	$(152,625)	$(838,065)
Preferred distributions to noncontrolling interest in subsidiary	(1,400)	(587)	-
Net loss attributable to common stockholders - basic and diluted	$(116,742)	$(153,212)	$(838,065)

Denominator
Weighted average shares outstanding - basic	12,719	9,108	5,522
Effect of dilutive securities	—	—	—
Weighted average shares outstanding - diluted	12,719	9,108	5,522

Net loss per share attributable to common stockholders - basic and diluted	$(9.18)	$(16.82)	$(151.77)

The calculation of diluted earnings per share excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive.

	Year Ended December 31,
in thousands	2025	2024	2023
Shares issuable upon exercise of restricted stock and restricted stock units	167,800	209,790	35,101
Shares issuable upon exercise of stock options	—	16,437	8,501

Noncontrolling Interest in Subsidiary

On July 31, 2024, a subsidiary of HHH that became our subsidiary in connection with the Separation, issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million. The Series A Preferred Stock ranks senior to the Company’s interest in our subsidiary with respect to dividend rights and rights upon liquidation, dissolution and other considerations. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock is not redeemable by the Company prior to July 11, 2029 except under limited circumstances intended to preserve certain tax benefits for HHH. Upon consolidation, the $10.0 million issued and outstanding preferred share interest is presented net of $0.1 million of equity issuance costs as Noncontrolling interest in subsidiary on our Consolidated Balance Sheet as of December 31, 2025 and 2024 and the related dividends are reflected as Preferred distributions to noncontrolling interest in subsidiary in our Consolidated and Combined Statements of Operations during the year ended December 31, 2025 and 2024.

13.	Segments

The Company has three business segments that offer different products and services. The Company’s three segments are managed separately as each requires different operating strategies or management expertise. Our CODM is our Chief Executive Officer. Our CODM uses Adjusted EBITDA to assess operating results for each of the Company’s business segments and to determine how to allocate resources to each of the Company’s business segments. The Company defines Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, general and administrative expenses, and other expenses. The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur.

All operations are within the United States. The Company’s reportable segments are as follows:

●	Hospitality – consists of restaurant and retail businesses in the Cobblestones, Pier 17, and the Tin Building by Jean-Georges that are owned, either wholly or through joint ventures, and operated by the Company or through license and management agreements. The hospitality segment also includes the equity interest in Jean-Georges Restaurants. For the year ended December 31, 2024 and 2023, the net loss from the Tin Building by Jean-Georges is included in Equity in losses from unconsolidated ventures in the segment operating results below.
●	Entertainment – consists of baseball operations of the Aviators and Las Vegas Ballpark along with sponsorships, events, and other revenue generated at the Seaport in New York, New York.
●	Landlord Operations – consists of the Company’s rental operations associated with over 480,000 square feet of properties situated in three primary locations at the Seaport in New York, New York: Pier 17, Cobblestones, and Tin Building, as well as 250 Water Street.

Segment operating results are as follows:

			Landlord
in thousands	Hospitality(1)	Entertainment	Operations	Other(2)	Total
Year ended December 31, 2025
Total revenues	$51,890	$59,447	$37,263	$(18,192)	$130,408
Hospitality Costs	(89,325)	—	—	18,073	(71,252)
Entertainment Costs	—	(57,526)	—	417	(57,109)
Operating costs	—	—	(31,613)	229	(31,384)
Total operating expenses	(89,325)	(57,526)	(31,613)	18,719	(159,745)
Loss on assets held for sale			(11,037)	—	(11,037)
Other income (loss), net	(603)	117	(2,316)	—	(2,802)
Total segment expenses	(89,928)	(57,409)	(44,966)	18,719	(173,584)
Equity in earnings (losses) from unconsolidated ventures	2,353	—	—	—	2,353
Segment Adjusted EBITDA	(35,685)	2,038	(7,703)	527	(40,823)
Depreciation and amortization					(32,190)
Interest income (expense)					456
General and administrative expenses					(42,785)
Loss before income taxes					(115,342)
Income tax benefit (expense)					—
Net loss					$(115,342)

Year ended December 31, 2024
Total revenues	$29,995	$51,428	$35,283	$(6,483)	$110,223
Hospitality Costs	(41,735)	—	—	6,483	(35,252)
Entertainment Costs	—	(50,788)	—	—	(50,788)
Operating costs	—	—	(35,044)	—	(35,044)
Total operating expenses	(41,735)	(50,788)	(35,044)	6,483	(121,084)
Other income, net	4,496	168	2,065	—	6,729
Total segment expenses	(37,239)	(50,620)	(32,979)	6,483	(114,355)
Equity in earnings (losses) from unconsolidated ventures	(42,125)	—	—	—	(42,125)
Segment Adjusted EBITDA	(49,369)	808	2,304	—	(46,257)
Depreciation and amortization					(34,785)
Interest income (expense)					(6,751)
Loss on early extinguishment of debt					(1,563)
General and administrative expenses					(63,269)
Loss before income taxes					(152,625)
Income tax benefit (expense)					—
Net loss					$(152,625)

Year ended December 31, 2023
Total revenues	$33,374	$56,500	$32,992	(8,014)	$114,852
Hospitality Costs	(44,127)	—	—	8,014	(36,113)
Entertainment Costs	—	(51,524)	—	—	(51,524)
Operating costs	—	—	(32,371)	—	(32,371)
Total operating expenses	(44,127)	(51,524)	(32,371)	8,014	(120,008)
Other income (loss), net	31	(6)	8	—	33
Total segment expenses	(44,096)	(51,530)	(32,363)	8,014	(119,975)
Equity in losses from unconsolidated ventures	(80,375)	—	—	—	(80,375)
Segment Adjusted EBITDA	(91,097)	4,970	629	—	(85,498)
Depreciation and amortization					(48,432)
Interest expense, net					(3,166)
Provision for impairment					(672,492)
Loss on early extinguishment of debt					(47)
Other expenses					(81)
General and administrative expenses					(30,536)
Loss before income taxes					(840,252)
Income tax benefit (expense)					2,187
Net loss					$(838,065)
(1)	Period-over-period comparability is impacted by the consolidation of the Tin Building by Jean-Georges as of January 1, 2025. For prior periods in 2024, the Tin Building by Jean-Georges was an unconsolidated joint venture accounted for under the equity method in Equity in earnings (losses) from unconsolidated ventures within our Hospitality segment.
(2)	Other includes any inter-segment eliminations necessary to reconcile to Consolidated and Combined Company totals.

The following represents assets by segment and the reconciliation of total segment assets to Total assets in the Combined Balance Sheets as of:

	December 31,	December 31,
in thousands	2025	2024
Hospitality	$42,642	$54,020
Entertainment	113,249	125,207
Landlord Operations	405,813	397,584
Total segment assets	561,704	576,811
Corporate	88,418	166,745
Total assets	$650,122	$743,556

The Company made investments in unconsolidated ventures in the Hospitality segment of $0 and $34.1 million during the years ended December 31, 2025 and 2024, respectively.

The following represents capital expenditures by segment for the years ended December 31:

in thousands	2025	2024
Landlord Operations	$28,630	$59,285
Hospitality	227	278
Entertainment	1,474	1,014
Corporate	418	1,049

14.	Related-Party Transactions

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

	Year Ended December 31,
in thousands	2025	2024	2023
Net investment by Former Parent as reflected in the Combined Statement of Cash Flows	$—	$169,454	$125,277
Non-cash stock compensation expense	—	250	1,495
Net investment by Former Parent as reflected in the Combined Statement of Equity	$—	$169,704	$126,772

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

The allocation of expenses, net of amounts capitalized, from HHH to the Company were reflected as follows in the Consolidated and Combined Statements of Operations:

	Year Ended December 31,
in thousands	2025	2024	2023
Operating costs	—	$558	$698
General and administrative	—	12,226	13,234
Other income, net	—	(19)	(35)
Total	—	$12,765	$13,897

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

The financial information herein may not necessarily reflect the consolidated and combined financial position, results of operations, and cash flows of the Company in the future or what they would have been had the Company been a separate, standalone entity during the period from January 1, 2024 to July 31, 2024 and for the years ended December 31, 2023. Management believes that the methods used to allocate expenses to the Company are reasonable; however, the allocations may not be indicative of actual expenses that would have been incurred had the Company operated as an independent, publicly traded company prior to the date of Separation. Actual costs that the Company may have incurred had it been a standalone company would depend on a number of factors, including the chosen organizational structure, whether functions were outsourced or performed by the Company employees and strategic decisions made in areas such as executive leadership, corporate infrastructure, and information technology.

Unless otherwise stated, these intercompany transactions between the Company and HHH have been included in these Consolidated and Combined Financial Statements and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity and in the Consolidated and Combined Balance Sheets as an adjustment to additional paid-in capital as of December 31, 2024 and 2023.

Stock Compensation

Prior to the Separation, the Company’s employees participated in HHH’s stock-compensation plan and the Company is allocated a portion of stock compensation expense based on the services provided to the Company. The non-cash stock compensation expense (income) for employee services directly attributable to the Company totaled $0.3 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively, and is included within general and administrative expenses in the Consolidated and Combined Statements of Operations and included in the table above. These expenses are presented net of $0.4 million and $1.3 million capitalized to development projects during the years ended December 31, 2024 and 2023, respectively. Employee benefits and compensation expense, including stock-based compensation expense, related to the HHH employees who provided shared services to the Company prior to the Separation have also been allocated to the Company and is recorded in general and administrative expenses in the Consolidated and Combined Statements of Operations and included in the table above.

Related-party Management Fees and Transition Services

Prior to the Separation, HHH provided management services to the Company for managing its real estate assets and the Company reimbursed HHH for expenses incurred and paid HHH a management fee for services provided. These landlord management fees amounted to $0.3 million and $0.3 million for the years ended December 31, 2024, and 2023 respectively.

In connection with the Separation, the Company entered into a transition services agreement with HHH that provides for the performance of certain services by HHH for our benefit for a period of time after the Separation. During the years ended December 31, 2025 and 2024, the Company recorded expenses of $0.1 million and $0.3 million, respectively, related to this transition services agreement with HHH within general and administrative expenses.

In connection with and prior to the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced. Pursuant to the terms of the refinanced loan, we entered into a total return swap with the lender. See Note 6 – Mortgages Payable, Net for additional information. Our obligations under such total return swap are in turn supported by a guaranty provided by a subsidiary of HHH.  In consideration of providing such guarantee, the Company entered into an Indemnity Fee Agreement with HHH and pays an annual guaranty fee equal to 2.0% of the $61.3 million refinanced debt balance. The Company capitalized $0.8 million and $0.5 million of such fees to Net investment in real estate for the year ended December 31, 2025 and 2024, respectively. The Company also expensed $0.4 million of such fees to interest expense during the year ended December 31, 2025, as capitalization ceased after the related debt was considered related to assets held for sale.

As discussed in Note 2 – Investments in Unconsolidated Ventures – Jean-Georges Restaurants, CCMC, a wholly owned indirect subsidiary of Jean-Georges Restaurants, which is a related party of the Company, also provided management services for certain of the Company’s retail and food and beverage businesses, either wholly owned or through partnerships with third parties. The Company’s businesses managed by CCMC included, but were not limited to, locations such as The Tin Building by Jean-Georges, The Fulton, and Malibu Farm. Effective January 1, 2025, as the Company’s initial step to internalize food and beverage operations at most of its wholly owned and joint venture-owned restaurants at the Seaport, the Company hired and onboarded employees of CCMC and entered into the Services Agreement with CCMC to provide the necessary employees and services for CCMC to perform CCMC’s responsibilities under the various management agreements.  Accordingly, employee compensation and benefits costs previously paid by, and reimbursed to, CCMC are now paid directly by the Company.  As of December 31, 2024, the Consolidated Balance Sheet reflects receivables for funds provided to CCMC to fund operations of $0.1 million with no corresponding receivable as of December 31, 2025.  As of December 31, 2025 and December 31, 2024, the Consolidated Balance Sheets reflect accounts payable of zero and $0.5 million, respectively, due to CCMC with respect to reimbursable expenses and management fees to be funded by the Company. The Company’s related-party management fees paid to CCMC amounted to $1.5 million, $2.3 million, and $2.2 million during the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s related-party management fees paid to CCMC for the year ended December 31, 2025 include $1.0 million of fees related to the Tin Building by Jean-Georges, a previously unconsolidated joint venture accounted for under the equity method.  Refer to Note 2 – Investments in Unconsolidated Ventures for further information.

On June 30, 2025, indirect subsidiaries of the Company and wholly owned subsidiaries of Jean-Georges Restaurants entered into the License Agreements with respect to the license of certain intellectual property of Jean-Georges Restaurants for the Tin Building by Jean-Georges and the Fulton Restaurant. As part of the restructuring transactions described above and in consideration of entry into the License Agreements, on July 1, 2025, an indirect subsidiary of the Company provided notice to CCMC terminating certain management agreements between CCMC and affiliates of the Company. As a result, the Services Agreement has been terminated pursuant to its terms. Related party license fees related to the License Agreements with a wholly owned subsidiary of Jean-Georges Restaurants for the year ended December 31, 2025 were $1.2 million.

Related-party Rental Revenue

The Company owns the real estate assets that are leased by Lawn Club. As discussed in Note 2 – Investments in Unconsolidated Ventures, the Company owns a noncontrolling interest in this venture and accounts for its interests in accordance with the equity method.

As of December 31, 2025 and 2024, the Consolidated and Combined Balance Sheets reflect accounts receivable of $0.3 million and $0.2 million, respectively, due from these ventures generated by rental revenue earned by the Company.

During the years ended December 31, 2025, 2024 and 2023, the Consolidated and Combined Income Statements reflect rental revenue associated with these related parties of $1.2 million, $13.0 million and $12.0 million, respectively.

This is primarily comprised of zero, $12.1 million and $11.6 million from the Tin Building by Jean-Georges during the years ended December 31, 2025, 2024 and 2023, respectively.

Related-party Other Receivables

As of December 31, 2025 and 2024, the Consolidated and Combined Balance Sheets include a $0.6 million, and zero receivable related to operational and development costs incurred by the Company, which will be reimbursed by the Lawn Club venture.

15.	Subsequent Events

In connection with the preparation of the financial statements and in accordance with ASC Topic 855, Subsequent Events, the Company evaluated subsequent events after the balance sheet date of December 31, 2025.

Sale of 250 Water Street

On January 28, 2026, the Company entered into a Second Amendment to the purchase and sale agreement of 250 Water Street.  The Second Amendment modified certain terms of the purchase and sale agreement, specifically extending the closing date to February 5, 2026 and decreasing the purchase price to $143.0 million. Based on conditions existing as of December 31, 2025, the Company recorded a loss of $11.0 million during the year ended December 31, 2025 to reduce the carrying value of assets held for sale to the amended purchase price less costs to sell. In February 2026, the Company closed on the sale of 250 Water Street and paid off the Company’s variable rate debt of $61.3 million in conjunction with the sale.

The Tin Building and the Tin Building by Jean-Georges

In February 2026, the Company, through a wholly owned indirect subsidiary, entered into a lease with Lux Entertainment, a contemporary art experience creator, to open its U.S. flagship location of the Balloon Museum in the Tin Building. The lease provides for an initial term of five years with two additional five-year extension options. The lease was executed after December 31, 2025, and the related change in the planned use of the Tin Building occurred after that date. Accordingly, the Company determined this matter represents a nonrecognized (Type II) subsequent event, and no amounts have been recognized in the accompanying consolidated financial statements as of and for the year ended December 31, 2025, related to this lease or the related operational changes.

In connection with entering into the lease and the commencement of the Company’s landlord obligations, The Tin Building by Jean-Georges ceased operations in February 2026. The Company expects to record a loss on disposal of certain assets, primarily leasehold improvements and furniture and equipment, during the first quarter of 2026. Management is continuing to evaluate the nature and amount of the loss, including identifying the specific assets to be disposed of, confirming their carrying values, and assessing expected proceeds, if any. Due to the recency of these events relative to the date these financial statements were issued, the Company has not completed this evaluation and, as of the issuance date, is not yet able to reasonably estimate the amount or range of the loss.

Common Stock Repurchase Program

On February 25, 2026, the Company’s board of directors approved a common stock repurchase program, which is expected to be in effect until the approved dollar amount has been used to repurchase shares (the “Common Stock Repurchase Program”). Pursuant to the Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $50.0 million. Shares may be purchased under the Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended. No repurchases have been made pursuant to the Common Stock Repurchase Program as of the date of this Annual Report on Form 10-K. Accordingly, as of the date of this Annual Report on Form 10-K, $50.0 million remained available for repurchases under the Common Stock Repurchase Program.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

						Costs Capitalized Subsequent		Gross Amounts at Which Carried at
				Initial Cost (b)		to Acquisition (c)		Close of Period (d)
Name of Center					Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date Acquired
thousands	Location	Center Type	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (e)	Construction	/ Completed
Seaport
The Cobblestones	New York, NY	Retail	$—	$—	$7,884	$—	$79,066	$—	$86,950	$86,950	$(39,661)	2013	2016
Pier 17	New York, NY	Retail	—	—	468,476	—	(231,147)	—	237,329	237,329	(108,975)	2013	2018
85 South Street	New York, NY	Multi-family	—	15,913	8,137	(11,734)	(1,883)	4,179	6,254	10,433	(4,621)		2014
Tin Building	New York, NY	Retail	—	—	198,984	—	(131,143)	—	67,841	67,841	(21,956)	2017	2022
250 Water Street (g)	New York, NY	Development	61,300	—	179,471	—	(179,471)	—	—	—			2018
Summerlin
Aviators / Las Vegas Ballpark	Las Vegas, NV	Other	39,090	5,318	124,391	—	(333)	5,318	124,058	129,376	(37,217)	2018	2019
Total excluding Corporate and Deferred financing costs			100,390	21,231	987,343	(11,734)	(464,911)	9,497	522,432	531,929	(212,430)
Corporate (f)	Various		—	—	14,054	—	757		14,811	14,811	(13,232)
Deferred financing costs	N/A		(742)	—	—	—	—	—	—	—	—
		Total	$99,648	$21,231	$1,001,397	$(11,734)	$(464,154)	$9,497	$537,243	$546,740	$(225,662)
(a)	Refer to Note 6 – Mortgages Payable, Net in the Notes to Consolidated and Combined Financial Statements included in this Annual Report for additional information.
(b)	Initial cost for projects undergoing development or redevelopment is cost through the end of first complete calendar year subsequent to the asset being placed in service.
(c)	For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write-offs and impairment.
(d)	The aggregate cost of land, building and improvements for federal income tax purposes is approximately $463.0 million.
(e)	Depreciation is based upon the useful lives in Note 1 – Summary of Significant Accounting Policies in the Notes to Consolidated and Combined Financial Statements included in this Annual report.
(f)	Costs related to leasehold improvements related to Seaport office lease.
(g)

250 Water Street was classified as held for sale as of December 31, 2025. Refer to Note 1 – Summary of Significant Accounting Policies, Assets Helf-for-Sale in the Notes to Consolidated and Combined Financial Statements included in this Annual Report for additional information.

Reconciliation of Real Estate
thousands	2025	2024	2023
Balance as of January 1	$678,625	$640,670	$1,254,496
Additions	29,193	57,021	66,382
Dispositions and write-offs	(19,833)	(17,746)	(4,697)
Impairments	—	(1,320)	(672,492)
Contributions to unconsolidated ventures	—	—	(3,019)
Additions due to consolidation	7,168	—	—
Transfer to assets held for sale	(137,376)	—	—
Gain (loss) on assets held for sale	(11,037)	—	—
Balance as of December 31	$546,740	$678,625	$640,670

Reconciliation of Accumulated Depreciation
thousands	2025	2024	2023
Balance as of January 1	$215,484	$203,208	$161,637
Depreciation Expense	28,410	21,962	45,030
Dispositions and Write-offs	(18,232)	(9,686)	(3,459)
Balance as of December 31	$225,662	$215,484	$203,208

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plan Arrangements

During the year ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted an insider trading compliance policy and procedures that govern the purchase, sale and/or other dispositions of our securities by officers, directors, contractors, consultants and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the listing requirements of the NYSE. A copy of our insider trading compliance policy is filed as Exhibit 19.1 to this Annual Report.

The other information required by Item 10 will be set forth in the Company’s definitive proxy statement for its 2026 annual stockholders meeting to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 (the “Proxy Statement”) and is incorporated herein by reference.

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

(1)The consolidated and combined financial statements are set forth in Item 8 of this Annual Report.

(2)The following financial statement schedule should be read in conjunction with the consolidated and combined financial statements included in Item 8 of this Annual Report:

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2025

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

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index

HIDDEN_ROW
Exhibit No.	Description
2.1	Separation Agreement, dated July 31, 2024, between the Company and Howard Hughes Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company on August 1, 2024)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on August 1, 2024)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on August 1, 2024)

4.1	Description of Seaport Entertainment Group Inc.’s Securities (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by the Company on March 10, 2025)

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

10.4

Form Indemnification Agreement between the Company and individual directors and officers (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Form 10 filed by the Company on July 19, 2024)

10.5

Second Amended and Restated Limited Liability Company Agreement of JG Restaurant Holdco LLC, dated March 1, 2022 (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form 10 filed by the Company on June 18, 2024)

10.6

First Amendment to Second Amended and Restated Limited Liability Company Agreement of JG Restaurant HoldCo LLC, dated July 31, 2024, by and among JG Restaurant HoldCo LLC, Seaport District NYC, Inc., JG TopCo LLC and Jean-Georges Vongerichten (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company on August 1, 2024)

10.9

Amended and Restated Agreement of Lease, dated June 27, 2013, by and between the City of New York (as successor in interest to the South Street Seaport Corporation) and South Street Seaport Limited Partnership (as successor in interest to Seaport Marketplace, Inc.) (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Form 10 filed by the Company on June 18, 2024)

10.10

First Amendment to Amended and Restated Agreement of Lease, dated January 11, 2017, by and between the City of New York (as successor in interest to the South Street Seaport Corporation) and South Street Seaport Limited Partnership (as successor in interest to Seaport Marketplace, Inc.) (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Form 10 filed by the Company on June 18, 2024)

10.11

Second Amendment to Amended and Restated Agreement of Lease, dated October 3, 2017, by and between the City of New York (as successor in interest to the South Street Seaport Corporation) and South Street Seaport Limited Partnership (as successor in interest to Seaport Marketplace, Inc.) (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Form 10 filed by the Company on June 18, 2024)

10.12

Third Amendment to Amended and Restated Agreement of Lease, dated October 2020, by and between the City of New York (as successor in interest to the South Street Seaport Corporation) and South Street Seaport Limited Partnership (as successor in interest to Seaport Marketplace, Inc.) (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Form 10 filed by the Company on June 18, 2024)

10.13

Fourth Amendment to Amended and Restated Agreement of Lease, dated December 29, 2021, by and between the City of New York (as successor in interest to the South Street Seaport Corporation) and South Street Seaport Limited Partnership (as successor in interest to Seaport Marketplace, Inc.) (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Form 10 filed by the Company on June 18, 2024)

10.18

Note Purchase Agreement, dated July 20, 2018, by and between Clark County Las Vegas Stadium, LLC and Computershare Trust Company National Association (as Trustee under that certain LVCVA (Las Vegas, NV) Receivables-Backed Pass Through Trust Agreement and Declaration of Trust) (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Form 10 filed by the Company on June 18, 2024)

10.19

Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, from Clark County Las Vegas Stadium, LLC to First American Title Insurance Company for the benefit of Wells Fargo Trust Company, National Association dated July 20, 2018 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form 10 filed by the Company on June 18, 2024)

10.20

Note Amendment After Construction Completion, dated February 1, 2021, by and between Clark County Las Vegas Stadium, LLC and Wells Fargo Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.22 to the Form 10-K filed by the Company on March 10, 2025)

10.21

Omnibus Amendment, dated July 31, 2024, by and between Clark County Las Vegas Stadium, LLC and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.8 to the Form 8-K filed by the Company on August 1, 2024)

10.22

Indemnity and Guaranty Agreement, dated July 31, 2024, by and between the Company and Computershare Trust Company, National Association (incorporated by reference to Exhibit 10.9 to the Form 8-K filed by the Company on August 1, 2024)

10.23

Naming Rights and Marketing Agreement, dated July 20, 2018, by and between Las Vegas Convention and Visitors Authority and Clark County Las Vegas Stadium LLC (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Form 10 filed by Seaport Entertainment Group Inc. on June 18, 2024)

10.24+

Amended and Restated Employment Agreement, dated September 4, 2025, by and between the Company and Matthew Partridge (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company on September 10, 2025)

10.25+

Employment Agreement, dated May 1, 2024, by and between Howard Hughes Holdings Inc. and Lucy Fato (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Form 10 filed by the Company on June 18, 2024)

10.26+	Amendment to Employment Agreement, dated August 1, 2024, by and between the Company and Lucy Fato (incorporated by reference to Exhibit 10.12 to the Form 8-K filed by the Company on August 1, 2024)

10.27+	Employment Agreement, by and between Rebecca Sachs and the Company, dated August 7, 2025 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed by the Company on November 10, 2025)

10.28+	Employment Agreement by and between Lenah Elaiwat and the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on December 2, 2025)

10.29+	Seaport Entertainment Group Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to Amendment No. 4 to the Form 10 filed by the Company on July 19, 2024)

10.30+	Form of Stock Option Agreement under the Seaport Entertainment Group Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Form 8-K filed by the Company on August 1, 2024)

10.31+

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

10.33+	Seaport Entertainment Group Inc. Independent Director Compensation Program (incorporated by reference to Exhibit 10.18 to the Form 10-Q filed by the Company on November 7, 2024)

10.34(+)

Purchase and Sale Agreement, dated as of August 15, 2025, by and between 250 Seaport District, LLC and 250 Water Street Owner LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company on November 10, 2025)

10.35

First Amendment to Purchase and Sale Agreement, dated December 15, 2025, by and between 250 Seaport District, LLC and 250 Water Street Owner LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on December 17, 2025)

10.36	Second Amendment to Purchase and Sale Agreement, dated January 28, 2026, by and between 250 Seaport District, LLC and 250 Water Street Owner LLC

19.1	Seaport Entertainment Group Inc. Insider Trading Compliance Policy and Procedures (incorporated by reference to Exhibit 19.1 to the Form 10-K filed by the Company on March 10, 2025)

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, independent registered public accounting firm

23.2*	Consent of KPMG LLP, independent registered public accounting firm

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

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Seaport Entertainment Group Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K filed by the Company on March 10, 2025)

99.1

Audited Financial Statements of Fulton Seafood Market, LLC for The Years Ended December 31, 2024 and December 31, 2023 (incorporated by reference to Exhibit 99.1 to the Form 10-K filed by the Company on March 10, 2025)

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

Date: March 4, 2026

SEAPORT ENTERTAINMENT GROUP INC.

By:	/s/ Matthew M. Partridge
Name:	Matthew M. Partridge
Title:	President and Chief Executive Officer

By:	/s/ Lenah J. Elaiwat
Name:	Lenah J. Elaiwat
Title:	Chief Financial Officer & Treasurer
(Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew M. Partridge	President, Chief Executive Officer and Director	March 4, 2026
Matthew M. Partridge

/s/ Lenah J. Elaiwat	Chief Financial Officer & Treasurer	March 4, 2026
Lenah J. Elaiwat	(Principal Accounting Officer and Principal Financial Officer)

/s/ Michael A. Crawford	Chairman of the Board, Director	March 4, 2026
Michael A. Crawford

/s/ Monica S. Digilio	Director	March 4, 2026
Monica S. Digilio

/s/ David Z. Hirsh	Director	March 4, 2026
David Z. Hirsh

/s/ Anthony F. Massaro	Director	March 4, 2026
Anthony F. Massaro