Form 10-Q
period 2026-03-31
Seaport Entertainment Group Inc.
filed 2026-05-06
CIK 2009684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 5, 2026, there were 12,801,910 shares of the registrant’s common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including, without limitation, those related to our future operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements and may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” ”could,” “will,” “transform,” “would” or the negative of these terms or other statements of similar expression. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, achievements, or results, to differ materially from any predictions of future results, performance, achievements or results that we express or imply in this Quarterly Report.

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

Some of the risks, uncertainties and other important factors that may affect future results or cause actual results to differ materially from those expressed or implied by forward-looking statements include:

●	macroeconomic conditions, such as volatility in the capital markets, inflation, elevated interest rates and a prolonged recession or downturn in the national economy, any of which could impact us, our tenants or consumers;
●	the impact of tariffs and global trade disruptions on us and our tenants, including impacts on inflation, interest rates, supply chains and consumer sentiment and spending;
●	changes in discretionary consumer spending patterns or consumer tastes or preferences;
●	risks associated with our investments in real estate assets and trends in the real estate industry;
●	our ability to obtain operating and development capital on favorable terms, or at all, including our ability to obtain or refinance debt capital, particularly considering our business operations require substantial cash;
●	the availability of debt and equity capital;
●	our ability to renew our leases or re-lease available space;
●	our ability to compete effectively;

●	the impact of uncertainty around, and disruptions to, our supply chain, including labor shortages and shipping delays;
●	risks related to the concentration of our properties and operations in New York City and the Las Vegas area, including fluctuations in the regional and local economies and local real estate conditions;
●	social, political and economic instability, unrest and other circumstances beyond our control could adversely affect our business operations;
●	adverse changes in laws or regulations governing our operation, changes in the interpretation thereof, or newly enacted laws or regulations could require changes to our business practices, adversely impact our revenues and/or impose additional costs on us;
●	extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business;
●	the impact of water and electricity shortages on our business;
●	our ability to successfully identify, acquire, develop and manage properties on terms that are favorable to us;
●	the contamination of our properties by hazardous or toxic substances;
●	catastrophic events or geopolitical conditions, such as public health crises, that may disrupt our business;
●	actual or threatened terrorist activity and other acts of violence, or the perception of a heightened threat of such events;
●	losses that are not insured or that exceed the applicable insurance limits;
●	risks related to disruption or failure of information technology networks and related systems—both ours and those operated and managed by third parties—including data breaches and other cybersecurity attacks;
●	our ability to attract and retain key personnel;
●	our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners, including joint venture partners;
●	risks related to the concentration of ownership of our common stock by Pershing Square Capital Management, L.P. and its rights pursuant to both the investor rights agreement we entered into with it on October 17, 2024 and our amended and restated certificate of incorporation;
●risks related to our separation from, and relationship with, HHH; and
●	the other risks and uncertainties described herein or identified under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Balance Sheets

	March 31,
	2026	December 31,
	(unaudited)	2025
in thousands, except par value amounts
ASSETS
Buildings and equipment	$514,821	$537,243
Less: accumulated depreciation	(223,599)	(225,662)
Land	9,497	9,497
Net investment in real estate	300,719	321,078
Assets held for sale	—	137,441
Investments in unconsolidated ventures	17,061	16,676
Cash and cash equivalents	114,828	77,808
Restricted cash	29,867	9,586
Accounts receivable, net	6,886	7,149
Deferred expenses, net	9,781	3,539
Operating lease right-of-use assets, net	44,657	45,102
Other assets, net	18,006	31,743
Total assets	$541,805	$650,122

LIABILITIES
Mortgages payable, net	$38,361	$38,348
Mortgages payable related to assets held for sale	—	61,300
Operating lease obligations	56,605	56,527
Accounts payable and other liabilities	24,009	27,540
Total liabilities	118,975	183,715

EQUITY
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 480,000 shares authorized, 12,806 issued and outstanding as of March 31, 2026 and 12,777 issued and outstanding as of December 31, 2025	129	128
Additional paid in capital	625,306	624,781
Accumulated deficit	(212,505)	(168,402)
Total stockholders' equity	412,930	456,507
Noncontrolling interest in subsidiary	9,900	9,900
Total equity	422,830	466,407
Total liabilities and equity	$541,805	$650,122

The accompanying notes are an integral part of these consolidated financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
in thousands, except per share data	2026	2025
REVENUES
Hospitality revenue	$5,108	$7,735
Entertainment revenue	4,498	4,209
Rental revenue	2,782	3,789
Other revenue	349	336
Total revenues	12,737	16,069

EXPENSES
Hospitality costs	10,227	15,742
Entertainment costs	7,288	7,077
Operating costs	6,984	8,079
General and administrative	8,056	9,782
Depreciation and amortization	20,113	8,091
Total expenses	52,668	48,771

OTHER
Provision for impairment	(339)	—
Other income (loss), net	(2,249)	—
Total other	(2,588)	—
Operating loss	(42,519)	(32,702)
Interest income (expense)	(270)	994
Equity in earnings (losses) from unconsolidated ventures	(964)	170
Loss before income taxes	(43,753)	(31,538)
Income tax expense (benefit)	—	—
Net loss	(43,753)	(31,538)
Preferred distributions to noncontrolling interest in subsidiary	(350)	(350)
Net loss attributable to common stockholders	$(44,103)	$(31,888)

Total weighted average shares
Basic	12,723	12,694
Diluted	12,723	12,694

Net loss per share attributable to common stockholders
Basic	$(3.47)	$(2.51)
Diluted	$(3.47)	$(2.51)

The accompanying notes are an integral part of these consolidated financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
in thousands	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,753)	$(31,538)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	19,178	7,200
Amortization	935	891
Amortization of deferred financing costs	13	13
Straight-line rent amortization	523	305
Stock compensation expense	1,179	2,037
Other	(103)	(112)
Loss on disposal	322	—
Impairment charges	339	—
Equity in earnings (losses) from unconsolidated ventures, net of distributions	965	(170)
Provision for (recovery of) doubtful accounts	859	(1,105)
Net Changes:
Accounts receivable	(571)	(4,023)
Other assets and deferred expenses	12,948	2,518
Deferred expenses	(88)	—
Accounts payable and other liabilities	(3,094)	3,506
Cash used in operating activities	(10,348)	(20,478)

CASH FLOWS FROM INVESTING ACTIVITIES
Operating property improvements	(6,099)	(14,315)
Property development and redevelopment	—	(2,155)
Cash and restricted cash received upon consolidation of previously unconsolidated entity	—	685
Investments in unconsolidated ventures	(1,350)	—
Distributions from unconsolidated ventures	—	1,288
Proceeds from sale of asset held for sale	137,416	—
Cash provided by (used in) investing activities	129,967	(14,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(61,300)	—
Taxes paid on restricted stock vesting	(668)	(508)
Preferred distributions to noncontrolling interest in subsidiary	(350)	(350)
Fees paid in connection with equity issuances	—	(12)
Cash used in financing activities	(62,318)	(870)

Net change in cash, cash equivalents and restricted cash	57,301	(35,845)
Cash, cash equivalents and restricted cash at beginning of period	87,394	167,845
Cash, cash equivalents and restricted cash at end of period	144,695	132,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	114,828	129,921
Restricted cash	29,867	2,079
Cash, cash equivalents and restricted cash at end of period	$144,695	$132,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,430	$1,445
Interest capitalized	-	1,660

NON-CASH TRANSACTIONS
Accrued property improvements, developments, and redevelopments	$(437)	$(675)
Capitalized stock compensation	12	48

The accompanying notes are an integral part of these consolidated financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Statements of Equity

(Unaudited)

	Common stock		Additional paid	Accumulated	Stockholders'	Noncontrolling
in thousands	Shares	Amount	in capital	deficit	equity	interest	Total equity

Balance, December 31, 2024	12,708	$127	$613,015	$(51,660)	$561,482	$9,900	$571,382
Net income (loss)	—	—	—	(31,888)	(31,888)	350	(31,538)
Fees in connection with equity issuances	—	—	(12)		(12)		(12)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(18)		(508)		(508)		(508)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	(350)	(350)
Stock compensation	9	—	2,085	—	2,085	—	2,085
Balance, March 31, 2025	12,699	$127	$614,580	$(83,548)	$531,159	$9,900	$541,059

Balance, December 31, 2025	12,777	128	624,781	(168,402)	456,507	9,900	$466,407
Net income (loss)	—	—	—	(44,103)	(44,103)	350	(43,753)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	(350)	(350)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(8)	—	(668)	—	(668)	—	(668)
Stock compensation	37	1	1,193	—	1,194	—	1,194
Balance, March 31, 2026	12,806	$129	$625,306	$(212,505)	$412,930	$9,900	$422,830

The accompanying notes are an integral part of these consolidated financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1.	Summary of Significant Accounting Policies

Description of the Company

Seaport Entertainment Group Inc. (“Seaport Entertainment Group,” “SEG,” the “Company,” “we,” “our” and “us”) is a Delaware corporation and was incorporated in 2024 in connection with, and anticipation of, Howard Hughes Holdings Inc.’s (“HHH” or “Former Parent”) spin-off of its entertainment-related assets in New York City and Las Vegas. The separation of Seaport Entertainment Group from HHH (the “Separation”), which was achieved through HHH’s pro rata distribution of 100% of the then-outstanding shares of common stock of Seaport Entertainment Group to holders of HHH common stock, was completed on July 31, 2024. Following the completion of the Separation, Seaport Entertainment Group became an independent, publicly traded company. The Company’s common stock trades on the New York Stock Exchange under the symbol “SEG.”

The Company owns and operates a unique collection of assets positioned at the intersection of entertainment and real estate and consists of three operating segments: (1) Hospitality; (2) Entertainment; and (3) Landlord Operations. Our assets, which are primarily concentrated in New York City and Las Vegas, include the Seaport in Lower Manhattan (the “Seaport”), a 25% minority interest in Jean-Georges Restaurants (“JG”) as well as other partnerships, the Las Vegas Aviators Triple-A baseball team (the “Aviators”) and the Las Vegas Ballpark and an interest in and to 80% of the air rights above the Fashion Show mall in Las Vegas.

Further in connection with certain restructuring transactions to effectuate the Separation, on July 31, 2024, a subsidiary of HHH that became the Company’s subsidiary in connection with the Separation issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million (the “Series A Preferred Stock”). The Series A Preferred Stock ranks senior to the Company’s interest in its subsidiary with respect to dividend rights and rights upon liquidation, dissolution or winding up of the subsidiary. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock is not redeemable by the Company prior to July 11, 2029 except under limited circumstances intended to preserve certain tax benefits for HHH.

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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. In our opinion, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The unaudited consolidated financial statements include the Company’s accounts and those of its subsidiaries that are majority-owned and controlled by the Company and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. All significant intercompany transactions and balances have been eliminated.

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

Segments

Segment information is prepared on the same basis that management reviews information for operational decision-making purposes. Management evaluates the performance of each of the Company’s real estate assets and investments individually and combines such properties and investments into segments based on their economic characteristics and types of revenue streams. The Company’s reportable operating segments are as follows: (1) Hospitality, (2) Entertainment, and (3) Landlord Operations.

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

Restricted Cash

Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to the payment of principal and interest on the Company’s outstanding mortgages payable and escrow funds related to the post-closing obligations of the sale of the 250 Water Street development asset (“250 Water Street”).

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

Other receivables are primarily related to short-term trade receivables. The Company is exposed to credit losses through the sale of goods and services to customers. As required under ASC 326 Financial Instruments – Credit Losses (ASC 326), the Company assesses its exposure to credit loss related to these receivables on a quarterly basis based on historical collection experience and future expectations by portfolio. As of March 31, 2026 and December 31, 2025, there were no material past due receivables and there have been no material write-offs or recoveries of amounts previously written-off.

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets as of:

	March 31,	December 31,
in thousands	2026	2025
Tenant receivables	$105	$385
Straight-line rent receivables	3,030	2,935
Other receivables	3,751	3,829
Accounts receivable, net (a)	$6,886	$7,149
(a)	As of March 31, 2026 and December 31, 2025, the total reserve balance was $1.8 million and $0.9 million, respectively.

The following table summarizes the impacts of the collectability reserves in the accompanying Unaudited Consolidated Statements of Operations:

	Three months ended March 31,
in thousands	2026	2025
Statements of Operations
Rental revenue	$795	$(844)
Hospitality costs	59	(25)
Entertainment costs	5	(255)
Operating costs	—	19
Total expense (income) impact	$859	$(1,105)

As of March 31, 2026, one customer accounted for greater than 10% of the Company’s accounts receivable, for a total of 15% of the Company’s accounts receivable, and as of December 31, 2025, two customers accounted for greater than 10% of the Company’s accounts receivable, for a total of 26% of the Company’s accounts receivable.

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

On February 6, 2026, the Company completed the sale of 250 Water Street for a total purchase price of $143.0 million. This property was classified as held for sale as of December 31, 2025. During the year ended December 31, 2025, the Company recorded a loss on assets held for sale of $11.0 million to adjust the carrying value of the asset. No additional gain or loss was recognized upon the final closing of the sale during the three months ended March 31, 2026.

Stock-Based Compensation

The Company has issued stock options, restricted stock and restricted stock units.  Stock-based compensation expense is measured based on the grant date fair value of those awards and is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, except for shares of stock granted to non-employee directors which, unless otherwise provided under the applicable award agreement, are fully vested, and are expensed at the grant date. Stock-based compensation expense is based on awards outstanding, and forfeitures are recognized as they occur.

Earnings (Loss) per Share

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

During the three months ended March 31, 2026, the Company recognized an impairment loss of $0.3 million within the Consolidated Statement of Operations. This charge reflects the full write-down of specialized artwork associated with a closed property for which no alternative use or secondary market exists. The fair value was determined to be zero using Level 3 inputs.

Revenue Recognition and Related Matters

Hospitality Revenue

Hospitality revenue is generated from customer transactions or through agreements with sponsors by the Seaport restaurants and the Tin Building through February 2026. The customer transaction price is the net amount collected from the customer and is recognized as revenue at a point in time when the food or beverage is provided to the customer. These transactions are ordinarily settled with cash or credit card over a short period of time. Sponsorship related revenue is recognized on a straight-line basis over the contractual period of time.

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

Recently Issued or Adopted Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The amendments in this ASU will become effective for fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company will plan to adopt the standard when it becomes effective beginning with the fiscal year 2027 annual financial statements, and is currently evaluating the impact this guidance will have on the disclosures included in the notes to the consolidated financial statements.

In July 2025, the FASB issued ASU-2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard introduces a practical expedient for all entities and an accounting policy election for entities other than public business entities related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The update provides a practical expedient for public business entities to estimate expected credit losses by assuming that current economic conditions at the reporting date will remain constant over the remaining life of the assets. The Company adopted the provisions of ASU 2025-05 on January 1, 2026 and elected to apply the practical expedient to its current accounts receivable and contract assets. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements.  The standard is intended to improve the navigability of the guidance in ASC 2702 and clarify when it applies. The ASU also addresses the form and content of interim financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” The amendments in this ASU are effective for interim periods beginning after December 15, 2027. The Company is currently evaluating the guidance and its impact on the Company’s consolidated financial statements and related disclosures.

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

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings (Losses)
	March 31,	December 31,	March 31,	December 31,	March 31,
in thousands except percentages	2026	2025	2026	2025	2026	2025
Equity Method Investments
The Lawn Club (b)	50%	50%	$3,377	$2,569	$(542)	$(157)
Jean-Georges Restaurants	25%	25%	13,684	14,107	(422)	327
Investments in unconsolidated ventures			$17,061	$16,676	$(964)	$170
(a)	Ownership interests presented reflect the Company’s stated ownership interest, or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)	Various provisions in the venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and preferred returns may result in the Company’s economic interest differing from its stated interest or final profit-sharing interest. The Company recognizes income or loss based on the venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing interest.

The Lawn Club

In 2021, the Company formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (“Endorphin Ventures”), to construct and operate an immersive indoor and outdoor experiential venue that includes an extensive area of indoor grass, a stylish clubhouse bar, and a wide variety of lawn games. This concept opened in the fourth quarter of 2023. Under the terms of the initial LLC agreement, the Company funded 80% of the cost to construct the venue, and Endorphin Ventures contributed the remaining 20%. In October 2023, the members executed an amended LLC agreement, pursuant to which the Company agreed to fund 90% of any remaining capital requirements for the venture, and Endorphin Ventures agreed to fund 10% of any remaining capital requirements for the venture. The Company recognizes its share of income or loss based on the joint venture distribution priorities, which could fluctuate over time. Upon the return of each member’s contributed capital and a preferred return to the Company, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest. The Company also entered into a lease agreement with HHC Lawn Games, LLC pursuant to which the Company agreed to lease approximately 27,000 square feet of the Fulton Market Building to this venture. In April 2026, the Company and Endorphin Ventures entered into a sub-management agreement, effective January 1, 2026, whereby the Company provides sub-management services to the venture. Additionally, in April 2026, Endorphin Ventures terminated its sub-management agreement with CCMC (as defined below), effective January 1, 2026.

Jean-Georges Restaurants

In March 2022, the Company acquired a 25% interest in JG Restaurant HoldCo LLC (“JG”) for $45.0 million from JG TopCo LLC (“Jean-Georges”). JG currently has over 40 hospitality offerings and a pipeline of new concepts. The Company accounts for its ownership interest in accordance with the equity method and recorded its initial investment at cost, inclusive of legal fees and transaction costs. Under the terms of the current operating agreement, all cash distributions and the recognition of income-producing activities will be pro rata based on stated ownership interest.

Concurrent with the Company’s acquisition of the 25% interest in JG, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in JG at a fixed exercise price per share subject to certain anti-dilution provisions. The warrant became exercisable on March 2, 2022 and expired unexercised and terminated pursuant to its terms on March 2, 2026. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges. As of December 31, 2025, this warrant had not been exercised and had a carrying value of zero.

Creative Culinary Management Company, LLC (“CCMC”), a wholly owned indirect subsidiary of JG, provided management with services for certain retail and food and beverage businesses that the Company owns, either wholly or through partnerships with third parties.  Effective January 1, 2025, the Company hired and onboarded employees of CCMC and entered into a services agreement (the “Services Agreement”) with CCMC to provide the necessary employees and services for CCMC to perform CCMC’s responsibilities under various management agreements.

On June 30, 2025, indirect subsidiaries of the Company and wholly owned subsidiaries of JG entered into license agreements with respect to the license of certain intellectual property of JG for the Tin Building by Jean-Georges and the Fulton Restaurant (collectively, the “License Agreements”). On July 1, 2025, an indirect subsidiary of the Company provided notice to CCMC terminating certain management agreements between CCMC and affiliates of the Company. As a result, the Services Agreement was terminated pursuant to its terms.

3.	Other Assets and Liabilities

Other Assets, net

The following table summarizes the significant components of Other assets, net:

	March 31,	December 31,
in thousands	2026	2025
Intangibles	$13,435	$14,224
Security and other deposits	249	10,978
Food and beverage and merchandise inventory	1,803	2,340
Prepaid expenses	2,078	3,886
Other	441	315
Other assets, net	$18,006	$31,743

Accounts Payable and Other Liabilities

The following table summarizes the significant components of Accounts payable and other liabilities:

	March 31,	December 31,
in thousands	2026	2025
Deferred income	$11,070	$5,378
Accounts payable and accrued expenses	6,424	7,950
Accrued payroll and other employee liabilities	2,431	5,349
Accrued interest	561	649
Tenant and other deposits	3,349	7,988
Other	174	226
Accounts payable and other liabilities	$24,009	$27,540

4.	Mortgages Payable, Net

Mortgages Payable

Mortgages payable, net are summarized as follows:

	March 31,	December 31,
in thousands	2026	2025
Fixed-rate debt
Secured mortgages payable	$39,090	$39,090
Unamortized deferred financing costs	(729)	(742)
Mortgages payable, net	$38,361	$38,348
Secured mortgages payable related to assets held for sale (1)	—	61,300
Mortgages payable related to assets held for sale	$—	$61,300
(1)	This mortgage related to 250 Water Street, which was classified as held for sale as of December 31, 2025 and sold in February 2026. Commencing on the date the mortgage was classified as held for sale, the Company expensed interest related to the mortgage into Interest income (expense) on the Consolidated Statement of Operations. See Note 1 – Summary of Significant Accounting Policies – Assets Held-for-Sale.

As of March 31, 2026, land, buildings and equipment, and other collateral with an aggregate net book value of $91.1 million have been pledged as collateral for the Company’s debt obligations. Secured mortgages payable are without recourse to the Company as of March 31, 2026.

Secured Mortgages Payable

The Company’s outstanding mortgages are collateralized by certain of the Company’s real estate assets. The Company’s fixed-rate debt obligation requires semi-annual installments of principal and interest, and the Company’s variable-rate debt requires monthly installments of only interest. As of March 31, 2026, the Company’s secured mortgage loan did not have any undrawn lender commitment available to be drawn for property development.

The following table summarizes the Company’s secured mortgages payable:

	March 31, 2026			December 31, 2025
		Interest			Interest
$in thousands	Principal	Rate	Maturity Date	Principal	Rate	Maturity Date
Fixed rate (a)	$39,090	4.92%	December 15, 2038	$39,090	4.92%	December 15, 2038
Variable rate (b) (c)	—			61,300	10.77%	July 1, 2029
Secured mortgages payable	$39,090			$100,390
(a)	The Company has one fixed-rate debt obligation as of March 31, 2026 and December 31, 2025. The interest rate presented is based upon the coupon rate of the debt.
(b)	The Company had one variable-rate debt obligation as of December 31, 2025. The interest rate presented is based on the applicable reference interest rate as of December 31, 2025. This debt obligation was paid in full as of March 31, 2026.
(c)	The Company had a total return swap with the lender in connection with its variable-rate debt. At December 31, 2025, the assumed rate of the indebtedness associated with our variable-rate debt obligation is based on SOFR + 4.5%, which is the combination of the interest rates on two instruments: (i) the variable-rate debt obligation, pursuant to which the Company is obligated to pay the lender an amount equal to SOFR + 7.0%, and (ii) the total return swap, pursuant to which the Company is entitled to receive 2.5% from the lender. The cash flows from this total return swap do not vary based on any underlying variable and there is no net settlement; as such, it is not considered to meet the criteria of ASC “815 Derivatives and Hedging” and determined to not be a derivative.

On January 1, 2025, the mortgage loan on 250 Water Street was amended to increase the margin from 5.0% to 7.0%.  The Company is entitled to receive this 2.0% increase from the lender by way of the total return swap, resulting in no change in cash flows to the Company. During the three months ended March 31, 2026, the Company paid off the 250 Water Street mortgage payable in conjunction with the sale of the property.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

		March 31, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
in thousands	Hierarchy	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and Restricted cash	Level 1	$144,695	$144,695	$87,394	$87,394
Accounts receivable, net (a)	Level 3	6,886	6,886	7,149	7,149
Assets held for sale	Level 2	—	—	137,441	137,441
Liabilities:
Fixed-rate debt (b)	Level 2	39,090	38,165	39,090	38,142
Variable-rate debt	Level 2	—	—	61,300	61,300
(a)	Accounts receivable, net is shown net of an allowance of $1.8 million at March 31, 2026 and $0.9 million at December 31, 2025. Refer to Note 1 - Summary of Significant Accounting Policies – Accounts Receivable, net for additional information on the allowance.
(b)	Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash and Accounts receivable, net approximate fair value because of the short‑term maturity of these instruments.

As of December 31, 2025, the fair value of assets held for sale in the table above was estimated based on the purchase and sale agreement for 250 Water Street (Level 2: observable market-based input). Refer to Note 1 – Summary of Significant Accounting Policies – Assets Held-for-Sale for additional information.

The fair value of fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the SOFR or U.S. Treasury obligation interest rates as of March 31, 2026. Refer to Note 4 - Mortgages Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

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

Operating Leases

The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net, and Operating lease obligations on the Consolidated Balance Sheets. See Note 9 – Leases for additional information. Contractual rental expense was $1.8 million for the three months ended March 31, 2026 and $1.6 million for the three months ended March 31, 2025. The amortization of straight‑line rents included in the contractual rent amount was $0.5 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

7.	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The Company generated operating losses in the interim periods presented. The income tax benefit recognized related to this loss was zero for the three months ended March 31, 2026 and 2025, after an assessment of the available positive and negative evidence, which causes the Company’s effective tax rate to deviate from the federal statutory rate.

8.	Revenues

Revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following presents the Company’s revenues disaggregated by revenue source:

	Three months ended March 31,
in thousands	2026	2025
Revenues from contracts with customers
Recognized at a point in time or over time
Hospitality revenue	$5,108	$7,735
Entertainment revenue	4,498	4,209
Other revenue	349	336
Total	9,955	12,280

Rental and lease-related revenues
Rental revenue	2,782	3,789
Total revenues	$12,737	$16,069

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to deferred Aviators and Seaport concert series ticket sales and sponsorship revenues. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

Contract
in thousands	Liabilities
Balance at December 31, 2024	$3,940
Consideration earned during the period	(2,992)
Consideration received during the period	12,946
Balance at March 31, 2025	$13,894

Balance at December 31, 2025	$5,378
Consideration earned during the period	(3,884)
Consideration received during the period	9,576
Balance at March 31, 2026	$11,070

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the 2026 concert series, 2026 baseball season, as well as performance under various sponsorship agreements. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations from contracts with customers as of March 31, 2026 is $75.2 million. The Company expects to recognize this amount as revenue over the following periods:

	Less than 1		3 years and
in thousands	year	1-2 years	thereafter	Total
Total remaining unsatisfied performance obligations	$20,102	$8,080	47,063	$75,245

The Company’s remaining performance obligations are adjusted to reflect any known contract cancellations, revisions to customer agreements, and deferrals, as appropriate.

During the three months ended March 31, 2026 and 2025, no customer accounted for 10% or more of the Company’s total revenue.

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

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The majority of the Company’s leases have remaining lease terms ranging from approximately 10 years to approximately 46 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases various buildings and office space constructed on its ground leases to third parties.

The Company’s leased assets and liabilities are as follows:

	As of March 31,	As of December 31,
in thousands	2026	2025
Assets
Operating lease right-of-use assets, net	$44,657	$45,102
Liabilities
Operating lease obligations	$56,605	$56,527

The components of lease expense are as follows:

	Three months ended
	March 31,
in thousands	2026	2025
Operating lease cost	$1,598	$1,531
Variable lease cost	153	68
Total lease cost	$1,751	$1,599

Future minimum lease payments as of March 31, 2026, are as follows:

in thousands	Operating Leases
Remainder of 2026	$2,423
2027	4,388
2028	4,446
2029	4,507
2030	4,570
Thereafter	229,645
Total lease payments	249,979
Less: imputed interest	(193,374)
Present value of lease liabilities	$56,605

Other information related to the Company’s lessee agreements is as follows:

Supplemental Unaudited Consolidated Statements of Cash Flows Information	Three months ended March 31,
in thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$1,076	$1,090

	As of March 31,	As of March 31,
Other Information	2026	2025
Weighted-average remaining lease term (years)
Operating leases	42.5	44.9
Weighted-average discount rate
Operating leases	8.2%	7.8%

Lessor Arrangements

The Company receives rental income from the leasing of retail, office, multi-family, and other space under operating leases, as well as certain variable tenant recoveries. Operating leases for our retail, office, and other properties are with a variety of tenants and have a remaining average term of approximately seven years, excluding renewal options. Lease terms generally vary among tenants and may include early termination options, extension options, and fixed rental rate increases or rental rate increases based on an index. Multi-family leases generally have a term of 12 months or less. The Company elected the practical expedient to not separate lease components from non-lease components of its lease agreements for all classes of underlying assets. Minimum rent revenues related to operating leases are as follows:

	Three months ended March 31,
in thousands	2026	2025
Total minimum rent revenues	$1,914	$3,030

Total future minimum rents associated with operating leases are as follows as of March 31, 2026:

Total Minimum
in thousands	Rent
Remainder of 2026	$5,931
2027	8,358
2028	8,360
2029	6,284
2030	6,057
Thereafter	52,217
Total	$87,207

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported by tenants.

10.	Equity

Earnings Per Share

Earnings per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding during the period. Stock-based payment awards are included in the calculation of diluted income using the treasury stock method if dilutive.

For the three months ended March 31, 2026 and 2025, loss per share attributable to common stockholders is computed as follows:

	Three months ended March 31,
in thousands, except per share data	2026	2025
Numerator - Basic
Net loss	$(43,753)	$(31,538)
Preferred distributions to noncontrolling interest in subsidiary	(350)	(350)
Net loss attributable to common stockholders - basic and diluted	$(44,103)	$(31,888)

Denominator
Weighted average shares outstanding - basic	12,723	12,694
Effect of dilutive securities	—	—
Weighted average shares outstanding - diluted	12,723	12,694

Net loss per share attributable to common stockholders - basic and diluted	$(3.47)	$(2.51)

The calculation of diluted earnings per share attributable to common stockholders excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive:

	Three months ended	Three months ended
in thousands	March 31, 2026	March 31, 2025
Shares issuable upon exercise of restricted stock and restricted stock units	(25,023)	7,592
Shares issuable upon exercise of stock options	—	—

Noncontrolling Interest in Subsidiary

On July 31, 2024, a subsidiary of HHH that became our subsidiary in connection with the Separation, issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million. The Series A Preferred Stock ranks senior to the Company’s interest in our subsidiary with respect to dividend rights and rights upon liquidation, dissolution or winding up of the subsidiary. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock is not redeemable by the Company prior to July 11, 2029 except under limited circumstances intended to preserve certain tax benefits for HHH. Upon consolidation, the issued and outstanding preferred share interest is shown as Noncontrolling interest in subsidiary in our Consolidated Balance Sheet as of March 31, 2026 and as of December 31, 2025 and the related dividends are reflected as Preferred distributions to noncontrolling interest in subsidiary in our Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025.

11.	Segments

The Company has three business segments that offer different products and services. The Company’s three segments are managed separately as each requires different operating strategies or management expertise. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Beginning in the first quarter of 2026, the Company changed the measure of segment operating results used by the CODM from Segment Adjusted EBITDA to Segment Operating EBITDA. Management believes Segment Operating EBITDA provides a more representative view of  core performance by excluding other income (loss), net, gains (losses) on sale of assets, and equity in earnings (losses) from unconsolidated ventures. Prior period segment information has been recast to conform to the current period presentation. The Company defines Operating EBITDA as earnings before interest, taxes, depreciation, amortization, other income (loss), net, provision for impairment, gain (losses) on the sale of assets, equity in earnings (losses) from unconsolidated ventures, general and administrative expenses, and other expenses. The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur.

All operations are within the United States. The Company’s reportable segments are as follows:

●	Hospitality – consists of restaurant and retail businesses in the Tin Building through February 2026, the Cobblestones, and Pier 17 that are owned, either wholly or through joint ventures, and operated by the Company or through license and management agreements.
●	Entertainment – consists of baseball operations of the Aviators and non-baseball events at the Las Vegas Ballpark along with concert and other entertainment revenue generated at the Seaport in New York.
●	Landlord Operations – consists of the Company’s rental operations associated with over 450,000 square feet of properties situated in three primary locations at the Seaport in New York: Pier 17, the Cobblestones, and Tin Building, as well as 250 Water Street through the date of sale.

Segment operating results are as follows:

			Landlord
in thousands	Hospitality	Entertainment	Operations	Other(1)	Total
Three months ended March 31, 2026
Total revenues	$5,119	$4,498	$5,472	$(2,352)	$12,737
Hospitality costs	(12,701)	—	—	2,474	(10,227)
Entertainment costs	—	(7,290)	—	2	(7,288)
Operating costs	—	—	(6,985)	1	(6,984)
Segment Operating EBITDA	$(7,582)	$(2,792)	$(1,513)	$125	$(11,762)
Other income (loss), net					(2,249)
Equity in earnings (losses) from unconsolidated ventures					(964)
Depreciation and amortization					(20,113)
Interest income (expense)					(270)
Provision for impairment					(339)
General and administrative expenses					(8,056)
Loss before income taxes					(43,753)
Income tax benefit (expense)					—
Net loss					$(43,753)

Three months ended March 31, 2025
Total revenues	$7,735	$4,209	$8,800	$(4,675)	$16,069
Hospitality costs	(20,428)	0	—	4,686	(15,742)
Entertainment costs	—	(7,077)	—	—	(7,077)
Operating costs	—	—	(8,079)	—	(8,079)
Segment Operating EBITDA	$(12,693)	$(2,868)	$721	$11	$(14,829)
Other income (loss), net					—
Equity in earnings (losses) from unconsolidated ventures					170
Depreciation and amortization					(8,091)
Interest income (expense)					994
General and administrative expenses					(9,782)
Loss before income taxes					(31,538)
Income tax benefit (expense)					—
Net loss					$(31,538)
(1)	Other includes any inter-segment eliminations necessary to reconcile to Unaudited Consolidated Company totals.

The following represents assets by segment and the reconciliation of total segment assets to total assets in the Consolidated Balance Sheets as of:

	March 31,	December 31,
in thousands	2026	2025
Hospitality	$38,093	$42,642
Entertainment	114,122	113,249
Landlord Operations	266,844	405,813
Total segment assets	419,059	561,704
Corporate	122,746	88,418
Total assets	$541,805	$650,122

12.	Related-Party Transactions

The Company engaged in transactions with CCMC and Jean-Georges Restaurants and generates rental revenue by leasing space to equity method investees, which are related parties, as described below.

Related-Party Management Fees and Transition Services

As discussed in Note 2 – Investments in Unconsolidated Ventures – Jean-Georges Restaurants, CCMC, a wholly owned indirect subsidiary of JG, which is a related party of the Company, also provided management services for certain of the Company’s retail and food and beverage businesses, either wholly owned or through partnerships with third parties through June 30, 2025. The Company’s businesses managed by CCMC included, but were not limited to, locations such as The Tin Building by Jean-Georges, The Fulton, and Malibu Farm. On July 1, 2025, an indirect subsidiary of the

Company provided notice to CCMC terminating certain management agreements between CCMC and affiliates of the Company. As a result, the Services Agreement was terminated pursuant to its terms. The Company’s related-party management fees due to CCMC amounted to zero and $1.1 million during the three months ended March 31, 2026 and 2025, respectively.

On June 30, 2025, indirect subsidiaries of the Company and wholly owned subsidiaries of JG entered into license agreements with respect to the license of certain intellectual property of JG for the Tin Building by Jean-Georges and the Fulton Restaurant (collectively, the “License Agreements”). Related party license fees related to the License Agreements with a wholly owned subsidiary of JG for the three months ended March 31, 2026 were $0.3 million.

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

In connection with and prior to the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced. Pursuant to the terms of the refinanced loan, we entered into a total return swap with the lender. See Note 4 – Mortgages Payable, Net for additional information. Our obligations under such total return swap are in turn supported by a guaranty provided by a subsidiary of HHH.  In consideration of providing such guarantee, the Company entered into an Indemnity Fee Agreement with HHH and paid an annual guaranty fee equal to 2.0% of the $61.3 million refinanced debt balance. The Company capitalized $0.3 million of such fees to Net investment in real estate in the three months ended March 31, 2025. The Company expensed $0.1 million of such fees to interest expense during the three months ended March 31, 2026, as capitalization ceased following debt classification as related to assets held for sale. As of March 31, 2026, the mortgage loan on 250 Water Street was paid off and the Indemnity Fee Agreement was terminated.

As discussed in Note 2 – Investments in Unconsolidated Ventures – The Lawn Club, the Company and Endorphin Ventures entered into a sub-management agreement, effective January 1, 2026, whereby the Company provides sub-management services to the venture. The Company earned $47,000 in fees associated with this sub-management agreement for the three months ended March 31, 2026.

Related-party Rental Revenue

The Company owns the real estate assets that are leased by the Lawn Club. As discussed in Note 2 – Investments in Unconsolidated Ventures, the Company owns a noncontrolling interest in this venture and accounts for its interests in accordance with the equity method.

The Consolidated Balance Sheets reflect accounts receivable generated by rental revenue earned by the Company of $0.3 million due from the Lawn Club as of March 31, 2026 and $0.3 million due from the Lawn Club as of December 31, 2025.

During both the three months ended March 31, 2026 and 2025, the Unaudited Consolidated Statements of Operations reflect rental revenue associated with the Lawn Club of $0.3 million.

Related-party Other Receivables

As of March 31, 2026 and December 31, 2025, the Consolidated Balance Sheets include a $13,000 and $0.6 million receivable, respectively, mainly related to operating expenses to be reimbursed by the Lawn Club venture.

13.	Subsequent Events

Management has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to “Seaport Entertainment Group,” “SEG,” the “Company,” “we,” “us,” or “our” shall mean the assets, liabilities, and operating activities of Seaport Entertainment Group Inc. The following discussion should be read as a supplement to and should be read in conjunction with our Unaudited Consolidated Financial Statements (“Unaudited Consolidated Financial Statements”) and the related notes included elsewhere in this quarterly report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that involve risks, uncertainties, assumptions, and other factors, including those described elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of these factors. You are cautioned not to place undue reliance on this information which speaks only as of the date of this Quarterly Report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

All references to numbered Notes are specific to the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report. Capitalized terms used, but not defined, in this MD&A have the same meanings as in such Notes.

Changes for monetary amounts between periods presented are calculated based on the amounts in thousands of dollars stated in our Unaudited Consolidated Financial Statements and then rounded to the nearest million. Therefore, certain changes may not recalculate based on the amounts rounded to the nearest million.

Overview

General Overview

The Company owns and operates a unique collection of assets positioned at the intersection of entertainment and real estate. Our existing portfolio encompasses a wide range of leisure and recreational activities, including live concerts, dining, nightlife, professional sports, and experiential retail. We primarily analyze our portfolio of assets through the lens of our three operating segments: (1) Hospitality, (2) Entertainment, and (3) Landlord Operations, and are focused on realizing value for stockholders primarily through dedicated management of existing assets, expansion of partnerships, strategic acquisitions, and completion or monetization of development and redevelopment projects.

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

Entertainment

Entertainment includes the Las Vegas Aviators Triple-A Minor League Baseball team (the “Aviators”) and the Las Vegas Ballpark, our interest in and to the Fashion Show Mall Air Rights, events and concerts at The Rooftop at Pier 17, and sponsorship agreements related to these venues. The Aviators are a Triple-A affiliate of the Athletics Major League Baseball team and play at the Las Vegas Ballpark, a 10,000-person capacity ballpark located in Downtown Summerlin. The Rooftop at Pier 17 is one of the premier concert venues in New York City that hosts a popular Seaport Concert Series featuring emerging and established musicians alike. We see The Rooftop at Pier 17 as an opportunity to continue to drive events and entertainment growth as we believe that the demand for live music and private events is strong and accelerating.

Landlord Operations

Landlord Operations represents our ownership interests in, and operation of physical real estate assets located in the Seaport, a historic neighborhood in Lower Manhattan on the banks of the East River and within walking distance of the Brooklyn Bridge. Landlord Operations assets include:

•	Pier 17, a historic building containing restaurants, entertainment, retail and office space, and The Rooftop at Pier 17, an outdoor concert venue;
•

the Tin Building, a mixed-use building leased to the Tin Building by Jean-Georges through February 2026. In February 2026, the Company entered into a lease of 100% of the Tin Building with Lux Entertainment to open the Balloon Museum;

•

the Fulton Market Building, a mixed-use building containing office and retail spaces, including a movie theater and the Lawn Club, an experiential retail concept focused on classic lawn games and cocktails;

•	the Cobblestones retail and other locations which include the Museum Block, Schermerhorn Row, and more;
•

250 Water Street, a full block development site approved for zoning of affordable and market-rate housing, office, retail, and community-oriented gathering space sold by the Company on February 6, 2026 for gross proceeds of $143.0 million; and

•	85 South Street, an eight-story residential building.

Our assets included in the Landlord Operations segment primarily sit under a long-term ground lease from the City of New York with extension options through 2120. We are focused on continuing to fill vacancies in our Landlord Operations portfolio and believe this to be an opportunity to drive incremental segment growth.

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements represent the assets, liabilities, and operations of Seaport Entertainment Group Inc. The accompanying Unaudited Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The accompanying Unaudited Consolidated Financial Statements may not be indicative of the Company’s future performance.

For an additional discussion on the basis of presentation of the accompanying Unaudited Consolidated Financial Statements, see Note 1 – Summary of Significant Accounting Policies in the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report.

Key Factors Affecting Our Business

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Tin Building and our Investment in the Tin Building by Jean-Georges

The Company owns 100% of the Tin Building which was completed and placed in service in our Landlord Operations segment during the third quarter of 2022. As of and through February 2026, the Company leased 100% of the rentable space in the Tin Building to the Tin Building by Jean-Georges, a Hospitality segment business. The rental revenue and hospitality costs associated with the lease payments are eliminated in the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2026.

In February 2026, the Company entered into a lease of 100% of the Tin Building with contemporary art experience creator, Lux Entertainment, to open their U.S. flagship location of the Balloon Museum. In connection with the Balloon Museum lease and the commencement of the Company’s landlord obligations, the Tin Building by Jean-Georges ceased operations in February 2026.

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

Lease Renewals and Occupancy

As of March 31, 2026 and December 31, 2025, the weighted average remaining term of our retail, office, and other properties leases where we are the lessor was approximately seven years, excluding renewal options. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases, re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. As of March 31, 2026, our real estate assets at the Seaport were 88% leased or programmed.

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

Other adverse economic conditions, including slower economic growth and the potential for a recession, could also have an adverse effect on us, our tenants and consumers. For example, geopolitical conflict, rapid changes in U.S. trade policy, new or increased tariffs, retaliatory tariffs and global trade disruptions could negatively impact us or our tenants, including by further aggravating inflation, increasing costs, disrupting supply chains and negatively affecting consumer sentiment and spending.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our operating results:

	Three Months Ended March 31,		Change
in thousands except percentages	2026	2025	$	%
REVENUES
Hospitality revenue	$5,108	$7,735	$(2,627)	(34)%
Entertainment revenue	4,498	4,209	289	7%
Rental revenue	2,782	3,789	(1,007)	(27)%
Other revenue	349	336	13	4%
Total revenue	12,737	16,069	(3,332)	(21)%
EXPENSES
Hospitality costs	10,227	15,742	(5,515)	(35)%
Entertainment costs	7,288	7,077	211	3%
Operating costs	6,984	8,079	(1,095)	(14)%
General and administrative	8,056	9,782	(1,726)	(18)%
Depreciation and amortization	20,113	8,091	12,022	149%
Total expenses	52,668	48,771	3,897	8%
OTHER
Provision for impairment	(339)	—	(339)	(100)%
Other income (loss), net	(2,249)	—	(2,249)	(100)%
Total other	(2,588)	—	(2,588)	(100)%
Operating loss	(42,519)	(32,702)	(9,817)	(30)%
Interest income (expense)	(270)	994	(1,264)	127%
Equity in earnings (losses) from unconsolidated ventures	(964)	170	(1,134)	667%
Loss before income taxes	(43,753)	(31,538)	(12,215)	(39)%
Income tax (benefit) expense	—	—	—	0%
Net loss	(43,753)	(31,538)	(12,215)	(39)%
Preferred distributions to noncontrolling interest in subsidiary	(350)	(350)	—	0%
Net loss attributable to common stockholders	$(44,103)	$(31,888)	$(12,215)	(38)%

Net loss attributable to common stockholders increased $12.2 million, or 38%, to $44.1 million for the three months ended March 31, 2026, compared to $31.9 million in the prior-year period, primarily due to a $2.6 million decrease in hospitality revenue, a $1.0 million decrease in rental revenue, a $2.2 million increase to other (loss), net, a $0.3 million increase in provision for impairment, a $12.0 million increase to depreciation and amortization, a $1.3 million increase in interest expense, partially offset by a $5.5 million decrease in hospitality costs, decrease of $1.1 million in operating costs, and a decrease of $1.7 million of general and administrative expense.

Items Included in Segment Operating EBITDA

Segment Operating EBITDA for each segment includes certain intersegment revenues and expenses that eliminate in the Consolidated Statements of Operations for all periods presented. See “Segment Operating Results” for discussion of significant variances in revenues and expenses included in Segment Operating EBITDA.

Items Excluded from Segment Operating EBITDA

The following includes information on the significant variances in expenses and other items not directly related to segment activities.

General and Administrative. General and administrative costs decreased $1.7 million to $8.1 million for the three months ended March 31, 2026, compared to $9.8 million in the prior-year period, primarily due to a $0.7 million decrease in legal and consulting costs, a $0.6 million decrease in labor costs, and a $0.3 million decrease administrative expenses incurred during the three months ended March 31, 2026 as compared to the prior-year period.

Depreciation and Amortization. Depreciation and amortization increased $12.0 million to $20.1 million for the three months ended March 31, 2026, compared to $8.1 million in the prior-year period, primarily due to disposal of assets and accelerated depreciation on assets with updated estimated useful lives resulting from the closure of the Tin Building by Jean-Georges in February 2026.

Interest Income (Expense). Interest income decreased $1.3 million to $0.3 million expense for the three months ended March 31, 2026 compared to $1.0 million income in the prior-year period. This change is primarily due to a $0.7 million decrease in interest income earned, and a $0.6 million decrease in amounts capitalized to development assets which increased interest expense.

Other Income (Loss), net. Other loss, net increased $2.2 million to $2.2 million loss for the three months ended March 31, 2026 compared to zero loss in the prior-year period. This change was due to $2.0 million increase in restructuring costs primarily related to restaurant closures during the period, as well as $0.2 million increase in pre-opening costs related to new ventures during the period.

Equity in Earnings (Losses) from Unconsolidated Ventures. Equity in earnings (losses) from unconsolidated ventures decreased $1.1 million to losses of $1.0 million for the three months ended March 31, 2026, compared to earnings of $0.2 million in the prior-year period. This change was primarily due to a $0.4 million increase in losses for the Lawn Club and a $0.7 million increase in losses for JG.

Segment Operating Results

Hospitality

Segment Operating EBITDA

The following table presents segment Operating EBITDA for Hospitality:

	Three Months Ended
Hospitality Operating EBITDA	March 31,		Change
in thousands except percentages	2026	2025	$	%
Hospitality revenue(a)	$5,119	$7,735	$(2,616)	(34)%
Total revenues	5,119	7,735	(2,616)	(34)%
Hospitality costs(b)	(12,701)	(20,428)	7,727	38%
Total operating expenses	(12,701)	(20,428)	7,727	38%
Operating EBITDA	$(7,582)	$(12,693)	$5,111	40%
(a)	Hospitality revenue includes amounts related to intercompany transactions that eliminate in the Statement of Operations.
(b)	Hospitality costs include amounts related to intercompany leases that eliminate in the Statement of Operations.

For the three months ended March 31, 2026

Hospitality Operating EBITDA decreased $5.1 million compared to the prior-year period primarily due to the following:

Hospitality Revenue

Hospitality revenue decreased $2.6 million to $5.1 million for the three months ended March 31, 2026, compared to $7.7 million in the prior-year period. This change was primarily due to a decrease as a result of the closure of the Tin Building by Jean-Georges in February 2026.

Hospitality Costs

Hospitality costs decreased $7.7 million to $12.7 million for the three months ended March 31, 2026, compared to $20.4 million in the prior-year period.  This is primarily resulting from the closure of the Tin Building by Jean-Georges in February 2026.

Entertainment

Segment Operating EBITDA

The following table presents segment Operating EBITDA for Entertainment:

Entertainment Operating EBITDA	Three Months Ended March 31,		Change
in thousands except percentages	2026	2025	$	%
Entertainment revenue(a)	$4,498	$4,209	$289	7%
Total revenues	4,498	4,209	289	7%
Entertainment costs(b)	(7,290)	(7,077)	(213)	(3)%
Total operating expenses	(7,290)	(7,077)	(213)	(3)%
Operating EBITDA	$(2,792)	$(2,868)	$76	(3)%
(a)	Entertainment revenue includes amounts related to intercompany transactions that eliminate in the Statement of Operations.
(b)	Entertainment costs include amounts related to intercompany transactions that eliminate in the Company’s Statement of Operations.

For the three months ended March 31, 2026

Entertainment Operating EBITDA decreased $0.1 million compared to the prior-year period primarily due to the following:

Entertainment Revenue

Entertainment revenue increased $0.3 million to $4.5 million for the three months ended March 31, 2026 compared to $4.2 million in the prior-year period. This change was primarily due to increased revenue at the Aviators compared to the prior year period.

Entertainment Costs

Entertainment costs increased $0.2 million to $7.3 million for the three months ended March 31, 2026 compared to $7.1 million in the prior-year period. This change was primarily due to increased costs related operating costs at the Aviators compared to the prior year period, partially offset by decreased rooftop event operating costs.

Landlord Operations

Segment Operating EBITDA

The following table presents segment Operating EBITDA for Landlord Operations:

	Three Months Ended
Landlord Operations Operating EBITDA	March 31,		Change
in thousands except percentages	2026	2025	$	%
Rental revenue(a)	$5,183	$8,464	$(3,281)	(39)%
Other revenue	289	336	(47)	(14)%
Total revenues	5,472	8,800	(3,328)	(38)%
Operating costs(b)	(6,985)	(8,079)	1,094	14%
Total operating expenses	(6,985)	(8,079)	1,094	14%
Operating EBITDA	$(1,513)	$721	$(2,234)	310%
(a)	Rental revenue includes amounts related to intercompany leases that eliminate in the Company’s Statement of Operations.
(b)	Operating costs include amounts related to intercompany transactions that eliminate in the Company’s Statement of Operations.

For the three months ended March 31, 2026

Landlord Operations Operating EBITDA loss increased $2.2 million compared to the prior-year period primarily due to the following:

Rental Revenue

Rental revenue decreased $3.3 million to $5.2 million for the three months ended March 31, 2026, compared to $8.5 million in the prior-year period. This change was primarily driven by a decrease due to the closure of the Tin Building by Jean-Georges in February 2026, which reduced intercompany rental revenue, and an increase in reserves compared to the prior-year period.

Other Revenue

Other revenue decreased $47,000 to $0.3 million for the three months ended March 31, 2026, compared to $0.3 million for the prior-year period as a result of a decrease in sponsorship revenues attributable to landlord operations.

Operating Costs

Operating costs decreased $1.1 million to $7.0 million for the three months ended March 31, 2026, compared to $8.1 million in the prior year period. This change was due to decreases in marketing, maintenance, insurance, and other landlord specific costs period over period.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, our cash and cash equivalents were $114.8 million and $77.8 million, respectively. As of March 31, 2026 and December 31, 2025, our restricted cash was $29.9 million and $9.6 million, respectively. Restricted cash is segregated in escrow accounts related to payment of principal and interest on the Company’s outstanding mortgages payable as well as the escrow funds related to post-closing obligations related to the sale of the 250 Water Street.

As of March 31, 2026 and December 31, 2025, we had third-party mortgages payable of $38.4 million and $99.6 million, respectively. These balances included mortgages payable related to our 250 Water Street development asset, a variable-rate mortgage which required monthly installments of only interest, and the Las Vegas Ballpark, a fixed-rate mortgage which requires semi-annual installments of principal and interest. During the three months ended March 31, 2026, the Company paid off the mortgage loan on 250 Water Street in conjunction with the sale of the property. As of

March 31, 2026 and December 31, 2025, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development. See Note 4 – Mortgages Payable, Net in the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report for additional information.

Additionally, on July 31, 2024, a subsidiary of HHH that became our subsidiary in connection with the Separation, issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million.

On March 10, 2026, the Company filed a shelf registration statement on Form S-3 relating to the registration and potential issuance of common stock, preferred stock, warrants, rights, and units with a maximum aggregate offering price of up to $150.0 million (the “Shelf Registration Statement”). The Securities and Exchange Commission declared the Shelf Registration Statement effective on March 16, 2026.

Management believes that our existing cash balances and restricted cash balances, along with access to capital markets, provide (i) adequate liquidity to meet all of our current and long-term (beyond 12 months) obligations when due, including our third-party mortgage payable, and (ii) adequate liquidity to fund capital expenditures and development and redevelopment projects. However, our access to the capital markets and the availability of financing on acceptable terms and conditions in the future will be impacted by many factors, including (1) our credit ratings, including the lowering of any of our credit ratings, or the absence of a credit rating, (2) the liquidity of the overall capital markets, and (3) the current state of the economy and, accordingly, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future, or at all, which could have a negative impact on our liquidity and capital resources.

Cash Flows

The following table sets forth a summary of our cash flows:

	Three Months Ended March 31,
in thousands	2026	2025
Cash used in operating activities	$(10,348)	$(20,478)
Cash provided by (used in) investing activities	129,967	(14,497)
Cash used in financing activities	(62,318)	(870)

Operating Activities

Cash used in operating activities decreased $10.1 million to $10.3 million in the three months ended March 31, 2026, compared to $20.5 million in the prior-year period. The decrease primarily relates to changes in cash used in operating activities in each of our segments and decreased general and administrative expenses.

Investing Activities

Cash provided by investing activities increased $144.5 million to $130.0 million in the three months ended March 31, 2026, compared to $14.5 million of cash used in investing activities in the prior-year period. The increase in cash provided by investing activities was primarily related to proceeds from the sale of 250 Water Street.

Financing Activities

Cash used in financing activities increased $61.4 million to $62.3 million in the three months ended March 31, 2026, compared to $0.9 million in the prior-year period, primarily due to the payment of the mortgage loan on 250 Water Street.

Contractual Obligations

We have material contractual obligations that arise in the normal course of business.

We have an outstanding mortgage payable related to the Las Vegas Ballpark, which is collateralized by the Las Vegas Ballpark. A summary of our mortgages payable as of March 31, 2026 and December 31, 2025 can be found in Note 4 – Mortgages Payable, Net in the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense was $1.8 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The amortization of straight-line rents included in the contractual rent amount was $0.5 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. A summary of our lease obligations as of March 31, 2026 and December 31, 2025, can be found in Note 9 – Leases in the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report.

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

There have been no material changes to our Critical Accounting Estimates as described within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K Filed with the SEC on March 4, 2026.

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

Variable Interest Entities

Methodology

Our Unaudited Consolidated Financial Statements include all of our accounts, including our majority owned and controlled subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. If the Company determined it was not the primary beneficiary of a VIE during the three months ended March 31, 2026 and 2025, the Company did not consolidate the VIE in which it holds a variable interest.

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

Judgments and Uncertainties

The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we do not capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated during the development period, and the subsequent depreciation of the real estate would be overstated. For the three months ended March 31, 2026 and 2025, we capitalized development costs of $6.1 million and $2.3 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Prior to February 2026, we were subject to interest rate risk with respect to our variable-rate mortgage payable as increases in interest rates would cause our payments to increase.

Based on our variable rate debt balance as of February 6, 2026, interest expense would have increased by approximately $0.1 million for the three months ended March 31, 2026, if short-term interest rates had been 1% higher. Our variable-rate mortgage payable was paid in full in connection with the sale of 250 Water Street in February 2026.

With respect to our fixed-rate mortgage payable, increases in interest rates could make it more difficult to refinance such debt when it becomes due. As of March 31, 2026, the weighted average interest rate on the $39.1 million of fixed-rate indebtedness outstanding was 4.92% per annum, with principal paydowns at various dates through December 15, 2038.

For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section above in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 – Mortgages Payable, Net in the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently and expect from time to time in the future to be involved in legal proceedings that arise in the ordinary course of our business. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. The results of any current or future litigation cannot be predicted with certainty; however, as of March 31, 2026, we believe there were no pending lawsuits or claims against us that, individually or in the aggregate, could have a material adverse effect on our business, results of operations or financial condition. For more information, see Note 6 - Commitments and Contingencies in the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report.

Item 1A. Risk Factors

There were no material changes to the risk factors set forth in the section titled “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully read and consider the risks and uncertainties described in such Annual Report, together with all of the other information included in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statement Regarding Forward-Looking Statements” and our Unaudited Consolidated Financial Statements and related Notes, as well as other documents that we file with the SEC from time to time.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K.

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

4.1

Investor Rights Agreement, dated October 17, 2024, by and among the Company, Pershing Square Holdings, Ltd., Pershing Square, L.P. and Pershing Square International, Ltd. and any other parties that may from time to time become parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on October 18, 2024)

10.1 (+)

Second Amendment to Purchase and Sale Agreement, dated January 28, 2026, by and between 250 Seaport District, LLC and 250 Water Street Owner LLC (incorporated by reference to Exhibit 10.36 to the Form 10-K filed by the Company on March 4, 2026)

31.1*

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

Date: May 6, 2026

SEAPORT ENTERTAINMENT GROUP INC.

By:	/s/ Lenah J. Elaiwat
Name:	Lenah J. Elaiwat
Title:	Chief Financial Officer & Treasurer (Principal Accounting Officer and Principal Financial Officer)