Form 10-Q
period 2026-06-30
Seaport Entertainment Group Inc.
filed 2026-08-05
CIK 2009684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, there were 12,809,536 shares of the registrant’s common stock outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Balance Sheets

	June 30,
	2026	December 31,
	(unaudited)	2025
in thousands, except par value amounts
ASSETS
Buildings and equipment	$531,207	$537,243
Less: accumulated depreciation	(224,106)	(225,662)
Land	9,497	9,497
Net investment in real estate	316,598	321,078
Assets held for sale	—	137,441
Investments in unconsolidated ventures	17,367	16,676
Cash and cash equivalents	117,795	77,808
Restricted cash	9,179	9,586
Accounts receivable, net	8,580	7,149
Deferred expenses, net	10,329	3,539
Operating lease right-of-use assets, net	44,250	45,102
Other assets, net	19,201	31,743
Total assets	$543,299	$650,122

LIABILITIES
Mortgages payable, net	$37,339	$38,348
Mortgages payable related to assets held for sale	—	61,300
Operating lease obligations	56,722	56,527
Accounts payable and other liabilities	35,413	27,540
Total liabilities	129,474	183,715

EQUITY
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 480,000 shares authorized, 12,805 issued and outstanding as of June 30, 2026 and 12,777 issued and outstanding as of December 31, 2025	128	128
Additional paid in capital	626,760	624,781
Accumulated deficit	(222,963)	(168,402)
Total stockholders' equity	403,925	456,507
Noncontrolling interest in subsidiary	9,900	9,900
Total equity	413,825	466,407
Total liabilities and equity	$543,299	$650,122

The accompanying notes are an integral part of these consolidated financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
in thousands, except per share data	2026	2025	2026	2025
REVENUES
Hospitality revenue	$7,020	$15,177	$12,128	$22,912
Entertainment revenue	19,639	19,908	24,137	24,117
Rental revenue	7,053	4,232	9,835	8,021
Other revenue	578	484	927	820
Total revenues	34,290	39,801	47,027	55,870

EXPENSES
Hospitality costs	6,874	17,845	17,101	33,587
Entertainment costs	16,056	15,281	23,344	22,358
Operating costs	6,900	7,684	13,884	15,763
General and administrative	6,639	8,291	14,695	18,073
Depreciation and amortization	6,818	6,581	26,931	14,672
Total expenses	43,287	55,682	95,955	104,453

OTHER
Loss on assets held for sale	(1,434)	—	(1,434)	—
Provision for impairment	—	—	(339)	—
Other income (loss), net	(672)	(126)	(2,921)	(126)
Total other	(2,106)	(126)	(4,694)	(126)
Operating loss	(11,103)	(16,007)	(53,622)	(48,709)
Interest income	689	801	419	1,795
Equity in earnings (losses) from unconsolidated ventures	306	782	(658)	952
Loss before income taxes	(10,108)	(14,424)	(53,861)	(45,962)
Income tax expense (benefit)	—	—	—	—
Net loss	(10,108)	(14,424)	(53,861)	(45,962)
Preferred distributions to noncontrolling interest in subsidiary	(350)	(350)	(700)	(700)
Net loss attributable to common stockholders	$(10,458)	$(14,774)	$(54,561)	$(46,662)

Total weighted average shares
Basic	12,802	12,695	12,792	12,695
Diluted	12,802	12,695	12,792	12,695

Net loss per share attributable to common stockholders
Basic	$(0.82)	$(1.16)	$(4.27)	$(3.68)
Diluted	$(0.82)	$(1.16)	$(4.27)	$(3.68)

The accompanying notes are an integral part of these consolidated financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
in thousands	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,861)	$(45,962)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	24,809	12,872
Amortization	2,122	1,800
Amortization of deferred financing costs	27	27
Straight-line rent amortization	1,047	857
Stock compensation expense	2,708	3,636
Other	9	(109)
Loss on disposal	462	—
Loss on assets held for sale	1,434	—
Impairment charges	339	—
Equity in earnings (losses) from unconsolidated ventures, net of distributions	659	(952)
Provision for (recovery of) doubtful accounts	636	(1,124)
Net Changes:
Accounts receivable	(2,042)	(1,011)
Other assets and deferred expenses	10,964	502
Deferred expenses	(1,041)	(51)
Accounts payable and other liabilities	(35)	8,283
Cash used in operating activities	(11,763)	(21,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Operating property improvements	(20,894)	(17,930)
Property development and redevelopment	—	(5,205)
Cash and restricted cash received upon consolidation of previously unconsolidated entity	—	685
Investments in unconsolidated ventures	(1,350)	—
Distributions from unconsolidated ventures	—	3,699
Proceeds from sale of asset held for sale	137,416	—
Cash provided by (used in) investing activities	115,172	(18,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(62,336)	(988)
Taxes paid on restricted stock vesting	(793)	(605)
Preferred distributions to noncontrolling interest in subsidiary	(700)	(700)
Fees paid in connection with equity issuances	—	(206)
Cash used in financing activities	(63,829)	(2,499)

Net change in cash, cash equivalents and restricted cash	39,580	(42,482)
Cash, cash equivalents and restricted cash at beginning of period	87,394	167,845
Cash, cash equivalents and restricted cash at end of period	126,974	125,363

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	117,795	123,276
Restricted cash	9,179	2,087
Cash, cash equivalents and restricted cash at end of period	$126,974	$125,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,392	$3,525
Interest capitalized	-	3,348

NON-CASH TRANSACTIONS
Accrued property improvements, developments, and redevelopments	$6,437	$(894)
Capitalized stock compensation	61	259

The accompanying notes are an integral part of these consolidated financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Statements of Equity

(Unaudited)

	Common stock		Additional paid	Accumulated	Stockholders'	Noncontrolling
in thousands	Shares	Amount	in capital	deficit	equity	interest	Total equity

Balance, December 31, 2024	12,708	$127	$613,015	$(51,660)	$561,482	$9,900	$571,382
Net income (loss)	—	—	—	(31,888)	(31,888)	350	(31,538)
Fees in connection with the Rights Offering	—	—	(12)	—	(12)	—	(12)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(18)	—	(508)	—	(508)	—	(508)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	(350)	(350)
Stock compensation	9	—	2,085	—	2,085	—	2,085
Balance, March 31, 2025	12,699	127	614,580	(83,548)	531,159	9,900	541,059
Net income (loss)	—	—	—	(14,774)	(14,774)	350	(14,424)
Fees in connection with the Rights Offering	—	—	(194)	—	(194)	—	(194)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(5)	—	(97)	—	(97)	—	(97)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	(350)	(350)
Stock compensation	4	—	1,811	—	1,811	—	1,811
Balance, June 30, 2025	12,698	$127	$616,100	$(98,322)	$517,905	$9,900	$527,805

Balance, December 31, 2025	12,777	128	624,781	(168,402)	456,507	9,900	$466,407
Net income (loss)	—	—	—	(44,103)	(44,103)	350	(43,753)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	(350)	(350)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(8)	—	(668)	—	(668)	—	(668)
Stock compensation	37	1	1,193	—	1,194	—	1,194
Balance, March 31, 2026	12,806	129	625,306	(212,505)	412,930	9,900	422,830
Net income (loss)	—	—	—	(10,458)	(10,458)	350	(10,108)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	(350)	(350)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(6)	(1)	(125)	—	(126)	—	(126)
Stock compensation	5	—	1,579	—	1,579	—	1,579
Balance, June 30, 2026	12,805	$128	$626,760	$(222,963)	$403,925	$9,900	$413,825

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

The Company owns and operates a unique collection of assets positioned at the intersection of entertainment and real estate and consists of three operating segments: (1) Hospitality, (2) Entertainment, and (3) Landlord Operations. Our assets, which are primarily concentrated in New York City and Las Vegas, include the Seaport in Lower Manhattan (the “Seaport”), a 25% minority interest in Jean-Georges Restaurants (“JG”) as well as other partnerships, the Las Vegas Aviators Triple-A baseball team (the “Aviators”) and the Las Vegas Ballpark and an interest in and to 80% of the air rights above the Fashion Show mall in Las Vegas.

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

Other receivables are primarily related to short-term trade receivables. The Company is exposed to credit losses through the sale of goods and services to customers. As required under ASC 326 Financial Instruments – Credit Losses (ASC 326), the Company assesses its exposure to credit loss related to these receivables on a quarterly basis based on historical collection experience and future expectations by portfolio. As of June 30, 2026 and December 31, 2025, there were no material past due receivables and there have been no material write-offs or recoveries of amounts previously written-off.

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets as of:

	June 30,	December 31,
in thousands	2026	2025
Tenant receivables	$349	$385
Straight-line rent receivables	1,918	2,935
Related party receivables	1,172	613
Sponsorship receivables	2,191	706
Other receivables	2,950	2,510
Accounts receivable, net (a)	$8,580	$7,149
(a)	As of June 30, 2026 and December 31, 2025, the total reserve balance was $1.5 million and $0.9 million, respectively. Accounts receivable, net had opening balances of $7.1 million and $5.2 million as of January 1, 2026 and 2025, respectively.

The following table summarizes the impacts of the collectability reserves in the accompanying Unaudited Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
in thousands	2026	2025	2026	2025
Statements of Operations
Rental revenue	$54	$(745)	$849	$(1,588)
Hospitality costs	(98)	(19)	(39)	(44)
Entertainment costs	(179)	(390)	(174)	(647)
Operating costs	—	30	—	50
Total expense (income) impact	$(223)	$(1,124)	$636	$(2,229)

As of June 30, 2026, one customer accounted for greater than 10% of the Company’s accounts receivable, for a total of 16% of the Company’s accounts receivable, and as of December 31, 2025, two customers accounted for greater than 10% of the Company’s accounts receivable, for a total of 26% of the Company’s accounts receivable.

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

On February 6, 2026, the Company completed the sale of 250 Water Street for a total purchase price of $143.0 million. This property was classified as held for sale as of December 31, 2025. During the year ended December 31, 2025, the Company recorded a loss on assets held for sale of $11.0 million to adjust the carrying value of the asset. During the three months ended June 30, 2026, the Company recorded an additional estimated loss on assets held for sale of $1.4 million for the estimated cost of post-closing obligations required in accordance with the terms of the purchase and sale agreement for 250 Water Street.

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

Earnings per Share

Basic earnings per share (“EPS”) attributable to the Company’s common stockholders is based upon net loss attributable to the Company’s common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS reflects the effect of the assumed vesting of restricted stock, restricted stock units and the exercise of stock options only in the periods in which such effect would have been dilutive. For the periods when a net loss is reported, the computation of diluted EPS equals the basic EPS calculation since common stock equivalents would be antidilutive due to losses from continuing operations.

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

The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, pricing, development costs, sales pace and capitalization rates, and estimated holding periods for the applicable assets. Although the estimated fair value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount is not expected to be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset. Assets that have been impaired will in the future have lower depreciation expense. The impairment will have no impact on cash flow.

During the three and six months ended June 30, 2026, the Company recognized an impairment loss of zero and $0.3 million, respectively, within the Consolidated Statement of Operations. This charge for the six months ended June 30, 2026 reflects the full write-down of specialized artwork associated with a closed property for which no alternative use or secondary market exists. The fair value was determined to be zero using Level 3 inputs.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements.  The standard is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. The ASU also addresses the form and content of interim financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” The amendments in this ASU are effective for interim periods beginning after December 15, 2027. The Company is currently evaluating the guidance and its impact on the Company’s consolidated financial statements and related disclosures.

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

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings (Losses)/ Distributions		Share of Earnings (Losses)/ Distributions
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
in thousands except percentages	2026	2025	2026	2025	2026	2025	2026	2025
Equity Method Investments
The Lawn Club (b)	50%	50%	$3,866	$2,569	$489	$779	$(53)	$621
Jean-Georges Restaurants	25%	25%	13,501	14,107	(183)	3	(605)	331
Investments in unconsolidated ventures			$17,367	$16,676	$306	$782	$(658)	$952
(a)	Ownership interests presented reflect the Company’s stated ownership interest, or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)	Various provisions in the venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and preferred returns may result in the Company’s economic interest differing from its stated interest or final profit-sharing interest. The Company recognizes income or loss based on the venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing interest.

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

On June 30, 2025, indirect subsidiaries of the Company and wholly owned subsidiaries of JG entered into license agreements with respect to the license of certain intellectual property of JG for the Tin Building by Jean-Georges and the Fulton Restaurant (collectively, the “License Agreements”). On July 1, 2025, an indirect subsidiary of the Company provided notice to CCMC terminating certain management agreements between CCMC and affiliates of the Company. As a result, the Services Agreement was terminated pursuant to its terms. In February 2026, in connection with the Balloon Museum lease, the Tin Building by Jean-Georges ceased operations and the License Agreement associated with the Tin Building was terminated.

3.	Other Assets and Liabilities

Other Assets, net

The following table summarizes the significant components of Other assets, net:

	June 30,	December 31,
in thousands	2026	2025
Intangibles	$12,646	$14,224
Security and other deposits	249	10,978
Food and beverage and merchandise inventory	1,872	2,340
Prepaid expenses	4,294	3,886
Other	140	315
Other assets, net	$19,201	$31,743

Accounts Payable and Other Liabilities

The following table summarizes the significant components of Accounts payable and other liabilities:

	June 30,	December 31,
in thousands	2026	2025
Deferred income	$8,661	$5,378
Accounts payable and accrued expenses	17,134	7,950
Accrued payroll and other employee liabilities	4,649	5,349
Accrued interest	78	649
Tenant and other deposits	3,284	7,988
Other	1,607	226
Accounts payable and other liabilities	$35,413	$27,540

4.	Mortgages Payable, Net

Mortgages Payable

Mortgages payable, net are summarized as follows:

	June 30,	December 31,
in thousands	2026	2025
Fixed-rate debt
Secured mortgages payable	$38,054	$39,090
Unamortized deferred financing costs	(715)	(742)
Mortgages payable, net	$37,339	$38,348
Secured mortgages payable related to assets held for sale (1)	—	61,300
Mortgages payable related to assets held for sale	$—	$61,300
(1)	This mortgage related to 250 Water Street, which was classified as held for sale as of December 31, 2025 and sold in February 2026. Commencing on the date the mortgage was classified as held for sale, the Company expensed interest related to the mortgage into Interest income (expense) on the Consolidated Statement of Operations. See Note 1 – Summary of Significant Accounting Policies – Assets Held-for-Sale.

As of June 30, 2026, land, buildings and equipment, and other collateral with an aggregate net book value of $90.2 million have been pledged as collateral for the Company’s debt obligations. Secured mortgages payable are without recourse to the Company as of June 30, 2026.

Secured Mortgages Payable

The Company’s fixed-rate debt obligation requires semi-annual installments of principal and interest. As of June 30, 2026, the Company’s secured mortgage loan did not have any undrawn lender commitment available to be drawn for property development.

The following table summarizes the Company’s secured mortgages payable:

	June 30, 2026			December 31, 2025
		Interest			Interest
$in thousands	Principal	Rate	Maturity Date	Principal	Rate	Maturity Date
Fixed rate (a)	$38,054	4.92%	December 15, 2038	$39,090	4.92%	December 15, 2038
Variable rate (b) (c)	—			61,300	10.77%	July 1, 2029
Secured mortgages payable	$38,054			$100,390
(a)	The Company has one fixed-rate debt obligation as of June 30, 2026 and December 31, 2025. The interest rate presented is based upon the coupon rate of the debt.
(b)	The Company had one variable-rate debt obligation as of December 31, 2025. The interest rate presented is based on the applicable reference interest rate as of December 31, 2025. In February 2026, this debt obligation was paid in full in conjunction with the sale of 250 Water Street.
(c)	The Company had a total return swap with the lender in connection with its variable-rate debt. At December 31, 2025, the assumed rate of the indebtedness associated with our variable-rate debt obligation is based on SOFR + 4.5%, which is the combination of the interest rates on two instruments: (i) the variable-rate debt obligation, pursuant to which the Company is obligated to pay the lender an amount equal to SOFR + 7.0%, and (ii) the total return swap, pursuant to which the Company is entitled to receive 2.5% from the lender. The cash flows from this total return swap do not vary based on any underlying variable and there is no net settlement; as such, it is not considered to meet the criteria of ASC “815 Derivatives and Hedging” and determined to not be a derivative.

5.	Fair Value

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

		June 30, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
in thousands	Hierarchy	Amount	Fair Value	Amount	Fair Value
Assets:
Assets held for sale	Level 2	—	—	137,441	137,441
Liabilities:
Fixed-rate debt (a)	Level 2	38,054	36,963	39,090	38,142
Variable-rate debt	Level 2	—	—	61,300	61,300
(a)	Excludes related unamortized financing costs.

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

The fair value of fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the SOFR or U.S. Treasury obligation interest rates as of June 30, 2026. Refer to Note 4 - Mortgages Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

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

Operating Leases

The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net, and Operating lease obligations on the Consolidated Balance Sheets. See Note 9 – Leases for additional information. Contractual rental expense was $1.8 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively, and $3.5 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively. The amortization of straight‑line rents included in the contractual rent amount was $0.5 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively.

7.	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The Company generated operating losses in the interim periods presented. The income tax benefit recognized related to this loss was zero for the three and six months ended June 30, 2026 and 2025, after an assessment of the available positive and negative evidence, which causes the Company’s effective tax rate to deviate from the federal statutory rate.

8.	Revenues

Revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following presents the Company’s revenues disaggregated by revenue source:

	Three months ended June 30,		Six months ended June 30,
in thousands	2026	2025	2026	2025
Revenues from contracts with customers
Recognized at a point in time or over time
Hospitality revenue	$7,020	$15,177	$12,128	22,912
Entertainment revenue	19,639	19,908	24,137	24,117
Other revenue	578	484	927	820
Total	27,237	35,569	37,192	47,849

Rental and lease-related revenues
Rental revenue	7,053	4,232	9,835	8,021
Total revenues	$34,290	$39,801	$47,027	$55,870

During the three months ended June 30, 2026, one customer accounted for 10% of the Company’s total revenue. No single customer accounted for 10% or more of the Company’s total revenue during the three and six months ended June 30, 2025, or the six months ended June 30, 2026.

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to deferred Aviators and Seaport concert series ticket sales and sponsorship revenues. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

Contract
in thousands	Liabilities
Balance at December 31, 2024	$3,946
Consideration earned during the period	(21,137)
Consideration received during the period	32,451
Balance at June 30, 2025	$15,260

Balance at December 31, 2025	$5,378
Consideration earned during the period	(21,075)
Consideration received during the period	24,358
Balance at June 30, 2026	$8,661

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the 2026 concert series, 2026 baseball season, and performance under various sponsorship agreements. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations from contracts with customers as of June 30, 2026 is $66.8 million. The Company expects to recognize this amount as revenue over the following periods:

	Less than 1		3 years and
in thousands	year	1-2 years	thereafter	Total
Total remaining unsatisfied performance obligations	$16,546	$6,238	44,003	$66,787

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

The Company’s leased assets and liabilities are as follows:

	As of June 30,	As of December 31,
in thousands	2026	2025
Assets
Operating lease right-of-use assets, net	$44,250	$45,102
Liabilities
Operating lease obligations	$56,722	$56,527

The components of lease expense are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
in thousands	2026	2025	2026	2025
Operating lease cost	$1,598	$1,554	$3,197	$3,085
Variable lease cost	158	180	311	247
Total lease cost	$1,756	$1,734	$3,508	$3,332

Future minimum lease payments as of June 30, 2026, are as follows:

in thousands	Operating Leases
Remainder of 2026	$2,044
2027	3,691
2028	4,446
2029	4,507
2030	4,570
Thereafter	229,645
Total lease payments	248,903
Less: imputed interest	(192,181)
Present value of lease liabilities	$56,722

Other information related to the Company’s lessee agreements is as follows:

Supplemental Unaudited Consolidated Statements of Cash Flows Information	Six months ended June 30,
in thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$2,151	$2,034
Non-cash transactions:
Adjustment to operating lease obligations(a)	$—	8,429
Adjustment to operating lease right-of-use assets(a)	—	8,429

(a) The Company amended its corporate office lease whereby the maturity date was extended 10 years and certain rent terms were revised.

	As of June 30,	As of June 30,
Other Information	2026	2025
Weighted-average remaining lease term (years)
Operating leases	43.2	40.0
Weighted-average discount rate
Operating leases	8.2%	8.2%

Lessor Arrangements

The Company receives rental income from the leasing of retail, office, multi-family, and other space under operating leases, as well as certain variable tenant recoveries. Operating leases for our retail, office, and other properties are with a variety of tenants and have a remaining average term of approximately eight years, excluding renewal options. Lease terms generally vary among tenants and may include early termination options, extension options, and fixed rental rate increases or rental rate increases based on an index. Multi-family leases generally have a term of 12 months or less. The Company elected the practical expedient to not separate lease components from non-lease components of its lease agreements for all classes of underlying assets. Minimum rent revenues related to operating leases are as follows:

	Three months ended June 30,		Six months ended June 30,
in thousands	2026	2025	2026	2025
Total minimum rent revenues	$3,201	$3,055	$5,115	$6,084

Total future minimum rents associated with operating leases are as follows as of June 30, 2026:

Total Minimum
in thousands	Rent
Remainder of 2026	$3,268
2027	6,970
2028	7,068
2029	7,457
2030	7,264
Thereafter	57,087
Total	$89,114

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

For the three and six months ended June 30, 2026 and 2025, loss per share attributable to common stockholders is computed as follows:

	Three months ended June 30,		Six months ended June 30,
in thousands, except per share data	2026	2025	2026	2025
Numerator - Basic
Net loss	$(10,108)	$(14,424)	$(53,861)	$(45,962)
Preferred distributions to noncontrolling interest in subsidiary	(350)	(350)	(700)	(700)
Net loss attributable to common stockholders - basic and diluted	$(10,458)	$(14,774)	$(54,561)	$(46,662)

Denominator
Weighted average shares outstanding - basic	12,802	12,695	12,792	12,695
Effect of dilutive securities	—	—	—	—
Weighted average shares outstanding - diluted	12,802	12,695	12,792	12,695

Net loss per share attributable to common stockholders - basic and diluted	$(0.82)	$(1.16)	$(4.27)	$(3.68)

The calculation of diluted earnings per share attributable to common stockholders excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive:

	Three months ended	Six months ended
in thousands	June 30, 2026	June 30, 2026
Shares issuable upon exercise of restricted stock and restricted stock units	39	98
Shares issuable upon exercise of stock options	—	—

Noncontrolling Interest in Subsidiary

On July 31, 2024, a subsidiary of HHH that became our subsidiary in connection with the Separation, issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million. The Series A Preferred Stock ranks senior to the Company’s interest in our subsidiary with respect to dividend rights and rights upon liquidation, dissolution or winding up of the subsidiary. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock is not redeemable by the Company prior to July 11, 2029 except under limited circumstances intended to preserve certain tax benefits for HHH. Upon consolidation, the issued and outstanding preferred share interest is shown as Noncontrolling interest in subsidiary in our Consolidated Balance Sheet as of June 30, 2026 and as of December 31, 2025 and the related dividends are reflected as Preferred distributions to noncontrolling interest in subsidiary in our Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025.

11.	Segments

The Company has three business segments that offer different products and services. All operations are within the United States. The Company’s three segments are managed separately as each requires different operating strategies or management expertise. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Beginning in the first quarter of 2026, the Company changed the measure of segment operating results used by the CODM from Segment Adjusted EBITDA to Segment Operating EBITDA. The CODM uses this information in connection with certain operational decisions, including the approval of annual budgets and capital allocation. The CODM also uses this information when evaluating and authorizing lease agreements and certain commercial contracts. Management believes Segment Operating EBITDA provides a more representative view of core performance by excluding other income (loss), net, gains (losses) on sale of assets, and equity in earnings (losses) from unconsolidated ventures. Prior period segment information has been recast to conform to the current period presentation. The Company defines Operating EBITDA as earnings before interest, taxes, depreciation, amortization, other income (loss), net, provision for impairment, gain (losses) on the sale of assets, equity in earnings (losses) from unconsolidated ventures, general and administrative expenses, and other expenses. The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur.

The Company’s reportable segments are as follows:

●	Hospitality – consists of revenues and costs associated with the restaurant and retail businesses in the Tin Building through February 2026, the Cobblestones, and Pier 17 that are owned, either wholly or through joint ventures, and operated by the Company or through license and management agreements.
●	Entertainment – consists of revenues and costs associated with baseball operations of the Aviators and non-baseball events at the Las Vegas Ballpark along with concert and other entertainment revenue generated at the Seaport in New York.
●	Landlord Operations – consists of the Company’s rental operations associated with over 450,000 square feet of properties situated in three primary locations at the Seaport in New York: Pier 17, the Cobblestones, and Tin Building, as well as 250 Water Street through the date of sale.

Segment operating results are as follows:

			Landlord
in thousands	Hospitality	Entertainment	Operations
Three months ended June 30, 2026
Revenues from external customers	$7,153	$19,639	$7,498
Inter-segment revenues	31	184	1,404
Total segment revenues	7,184	19,823	8,902
Hospitality costs	(8,333)	—	—
Entertainment costs	—	(16,169)	—
Operating costs	—	—	(6,947)
Segment Operating EBITDA	$(1,149)	$3,654	$1,955

Three months ended June 30, 2025
Revenues from external customers	$15,177	19,908	4,716
Inter-segment revenues	20	210	5,055
Total segment revenues	15,197	20,118	9,771
Hospitality costs	(23,079)	—	—
Entertainment costs	—	(15,411)	—
Operating costs	—	—	(7,739)
Segment Operating EBITDA	$(7,882)	$4,707	$2,032

Six months ended June 30, 2026
Revenues from external customers	$12,321	24,137	10,569
Inter-segment revenues	110	184	3,804
Total segment revenues	12,431	24,321	14,373
Hospitality costs	(21,036)	—	—
Entertainment costs	—	(23,459)	—
Operating costs	—	—	(13,932)
Segment Operating EBITDA	$(8,605)	$862	$441

Six months ended June 30, 2025
Revenues from external customers	$22,912	24,117	8,841
Inter-segment revenues	20	210	9,730
Total segment revenues	22,932	24,327	18,571
Hospitality costs	(43,507)	—	—
Entertainment costs	—	(22,488)	—
Operating costs	—	—	(15,818)
Segment Operating EBITDA	$(20,575)	$1,839	$2,753

The following table represents the reconciliation of Segment Operating EBITDA to Net loss in the Consolidated Statement of Operations:

	Three months ended June 30,		Six months ended June 30,
in thousands	2026	2025	2026	2025
Hospitality Operating EBITDA	(1,149)	(7,882)	(8,605)	(20,575)
Entertainment Operating EBITDA	3,654	4,707	862	1,839
Landlord Operating EBITDA	1,955	2,032	441	2,753
Other corporate revenues(1)	—	134	—	145
Other income (loss), net	(672)	(126)	(2,921)	(126)
Loss on assets held for sale	(1,434)	—	(1,434)	—
Equity in earnings (losses) from unconsolidated ventures	306	782	(658)	952
Depreciation and amortization	(6,818)	(6,581)	(26,931)	(14,672)
Interest income (expense)	689	801	419	1,795
Provision for impairment	—	—	(339)	—
General and administrative expenses	(6,639)	(8,291)	(14,695)	(18,073)
Loss before income taxes	(10,108)	(14,424)	(53,861)	(45,962)
Income tax benefit (expense)	—	—	—	—
Net loss	$(10,108)	(14,424)	$(53,861)	(45,962)

(1) Ancillary management fees earned by the Company

The following table represents the reconciliation of segment revenue to Total revenues in the Consolidated Statement of Operations:

	Three months ended June 30,		Six months ended June 30,
in thousands	2026	2025	2026	2025
Revenues from external customers	34,290	39,801	47,027	55,870
Inter-segment revenues	1,619	5,285	4,098	9,960
Elimination of inter-segment revenues	(1,619)	(5,285)	(4,098)	(9,960)
Total revenues	$34,290	39,801	$47,027	55,870

The following represents assets by segment and the reconciliation of total segment assets to total assets in the Consolidated Balance Sheets as of:

	June 30,	December 31,
in thousands	2026	2025
Hospitality	$38,304	$42,642
Entertainment	112,971	113,249
Landlord Operations	262,495	405,813
Total segment assets	413,770	561,704
Corporate	129,529	88,418
Total assets	$543,299	$650,122

12.	Related-Party Transactions

The Company engaged in transactions with CCMC and Jean-Georges Restaurants and generates rental revenue by leasing space to equity method investees, which are related parties, as described below.

Related-Party Management Fees and Transition Services

As discussed in Note 2 – Investments in Unconsolidated Ventures – Jean-Georges Restaurants, CCMC, a wholly owned indirect subsidiary of JG, which is a related party of the Company, also provided management services for certain of the Company’s retail and food and beverage businesses, either wholly owned or through partnerships with third parties through June 30, 2025. The Company’s businesses managed by CCMC included, but were not limited to, locations such as The Tin Building by Jean-Georges, The Fulton, and Malibu Farm. On July 1, 2025, an indirect subsidiary of the Company provided notice to CCMC terminating certain management agreements between CCMC and affiliates of the Company. As a result, the Services Agreement was terminated pursuant to its terms. The Company’s related-party management fees due to CCMC amounted to zero, during each of the three and six month periods ended June 30, 2026, respectively, and $0.4 million and $1.5 million during the three and six months ended June 30, 2025, respectively.

On June 30, 2025, indirect subsidiaries of the Company and wholly owned subsidiaries of JG entered into license agreements with respect to the license of certain intellectual property of JG for the Tin Building by Jean-Georges and the Fulton Restaurant (collectively, the “License Agreements”). Related party license fees related to the License Agreements with a wholly owned subsidiary of JG for the three and six months ended June 30, 2026 were $0.1 million and $0.5 million, respectively.

In connection with the Separation, the Company entered into a transition services agreement with HHH that provided for the performance of certain services by HHH for our benefit through 2025. During the three and six months ended June 30, 2025, the Company recorded expenses of $0.1 million and $0.1 million, respectively, related to this transition services agreement with HHH within general and administrative expenses.

In connection with and prior to the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced. Pursuant to the terms of the refinanced loan, we entered into a total return swap with the lender. See Note 4 – Mortgages Payable, Net for additional information. Our obligations under such total return swap are in turn supported by a guaranty provided by a subsidiary of HHH.  In consideration of providing such guarantee, the Company entered into an Indemnity Fee Agreement with HHH and paid an annual guaranty fee equal to 2.0% of the $61.3 million refinanced debt balance. The Company capitalized $0.3 million and $0.6 million of such fees to Net investment in real estate in the three  and six months ended June 30, 2025, respectively. The Company expensed zero and $0.1 million of such fees to interest expense during the three and six months ended June 30, 2026, respectively, as capitalization ceased following debt classification as related to assets held for sale. In February 2026, the mortgage loan on 250 Water Street was paid off and the Indemnity Fee Agreement was terminated.

As discussed in Note 2 – Investments in Unconsolidated Ventures – The Lawn Club, the Company and Endorphin Ventures entered into a sub-management agreement, effective January 1, 2026, whereby the Company provides sub-management services to the venture. The Company earned $0.1 million and $0.2 million in fees associated with this sub-management agreement for the three and six months ended June 30, 2026, respectively.

Related-party Rental Revenue

The Company owns the real estate assets that are leased by the Lawn Club. As discussed in Note 2 – Investments in Unconsolidated Ventures, the Company owns a noncontrolling interest in this venture and accounts for its interests in accordance with the equity method.

The Consolidated Balance Sheets reflect accounts receivable generated by rental revenue earned by the Company of $0.2 million due from the Lawn Club as of June 30, 2026 and $0.3 million due from the Lawn Club as of December 31, 2025.

During the three months ended June 30, 2026 and 2025, rental revenue associated with the Lawn Club was $0.3 million and $0.3 million, respectively. During the six months ended June 30, 2026 and 2025 rental revenue associated with the Lawn Club was $0.5 million and $0.5 million, respectively.

Related-party Other Receivables

As of June 30, 2026 and December 31, 2025, the Consolidated Balance Sheets include a $1.2 million and $0.6 million receivable, respectively, mainly related to operating expenses to be reimbursed by the Lawn Club venture.

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

Hospitality

Hospitality represents our ownership interests in various food and beverage operating businesses and sponsorship agreements related to these businesses. We own, either wholly or through partnerships with third parties, and operate, including through license and management agreements, fine dining and casual dining restaurants, cocktail bars, nightlife and entertainment venues (The Fulton, Mister Dips, Carne Mare, Sadie’s and Sadie’s Garden Bar) and our unconsolidated venture, the Lawn Club. These businesses are all our tenants and are part of our Landlord Operations. We also have a 25% interest in JG. We aim to capitalize on opportunities in the food and beverage space to leverage growing consumer appetite for unique restaurant experiences as a catalyst to further expand the Company’s culinary footprint. Our Hospitality-related period-over-period comparisons do not adjust for operational revisions to our asset strategies from period to period, such as opening or closing restaurant concepts or redirecting operations to use space for private events and/or concerts.

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

Landlord Operations

Landlord Operations represents our ownership interests in, and operation of physical real estate assets located in the Seaport, a historic neighborhood in Lower Manhattan on the banks of the East River and within walking distance of the Brooklyn Bridge. Landlord Operations assets include:

•	Pier 17, a mixed-use building containing restaurants, entertainment, retail and office space, and The Rooftop at Pier 17, an outdoor concert venue;
•

the Tin Building, a historic building leased to the Tin Building by Jean-Georges through February 2026. In February 2026, the Company entered into a lease of 100% of the Tin Building with Lux Entertainment to open the Balloon Museum;

•

the Fulton Market Building, a mixed-use building containing office and retail spaces, including a movie theater, and the Lawn Club, an experiential retail concept focused on classic lawn games and cocktails;

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

Tin Building and our Investment in the Tin Building by Jean-Georges

The Company owns 100% of the Tin Building which was completed and placed in service in our Landlord Operations segment during the third quarter of 2022. As of and through February 2026, the Company leased 100% of the rentable space in the Tin Building to the Tin Building by Jean-Georges, a Hospitality segment business. The rental revenue and hospitality costs associated with the lease payments are eliminated in the Consolidated Statements of Operations for the three and six months ended June 30, 2025 and for the six months ended June 30, 2026.

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

Lease Renewals and Occupancy

As of June 30, 2026 and December 31, 2025, the weighted average remaining term of our retail, office, and other properties leases where we are the lessor was approximately eight years, excluding renewal options. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases, re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. As of June 30, 2026, our real estate assets at the Seaport were 89% leased or programmed.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth our operating results:

	Three Months Ended June 30,		Change
in thousands except percentages	2026	2025	$	%
REVENUES
Hospitality revenue	$7,020	$15,177	$(8,157)	(54)%
Entertainment revenue	19,639	19,908	(269)	(1)%
Rental revenue	7,053	4,232	2,821	67%
Other revenue	578	484	94	19%
Total revenue	34,290	39,801	(5,511)	(14)%
EXPENSES
Hospitality costs	6,874	17,845	(10,971)	(61)%
Entertainment costs	16,056	15,281	775	5%
Operating costs	6,900	7,684	(784)	(10)%
General and administrative	6,639	8,291	(1,652)	(20)%
Depreciation and amortization	6,818	6,581	237	4%
Total expenses	43,287	55,682	(12,395)	(22)%
OTHER
Provision for impairment	—	—	—	0%
Other income (loss), net	(672)	(126)	(546)	(433)%
Total other	(2,106)	(126)	(1,980)	(1,571)%
Operating loss	(11,103)	(16,007)	4,904	31%
Interest income (expense)	689	801	(112)	14%
Equity in earnings (losses) from unconsolidated ventures	306	782	(476)	61%
Loss before income taxes	(10,108)	(14,424)	4,316	30%
Income tax (benefit) expense	—	—	—	0%
Net loss	(10,108)	(14,424)	4,316	30%
Preferred distributions to noncontrolling interest in subsidiary	(350)	(350)	—	0%
Net loss attributable to common stockholders	$(10,458)	$(14,774)	$4,316	29%

Net loss attributable to common stockholders decreased $4.3 million, or 29%, to $10.5 million for the three months ended June 30, 2026, compared to $14.8 million in the prior-year period, primarily due to a $11.0 million decrease in hospitality costs, a $2.8 million increase in rental revenue, a $1.7 million decrease of general and administrative expense, and a $0.8 million decrease in operating costs, partially offset by a $8.2 million decrease to hospitality revenue, a $0.8 million increase in entertainment costs, a $0.5 million increase in other income (loss), net, and a $0.5 million decrease in equity in earnings (losses) from unconsolidated ventures.

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

General and Administrative. General and administrative costs decreased $1.7 million to $6.6 million for the three months ended June 30, 2026, compared to $8.3 million in the prior-year period, primarily due to a $2.0 million decrease in labor costs, and a $0.4 million decrease in legal and consulting costs, partially offset by a $1.2 million increase in executive separation costs.

Depreciation and Amortization. Depreciation and amortization increased $0.2 million to $6.8 million for the three months ended June 30, 2026, compared to $6.6 million in the prior-year period, primarily due to $1.5 million of disposal of assets due to the tenant closures discussed below; partially offset by a $1.2 million decrease resulting from a lower depreciable asset basis.

Interest Income (Expense). Interest income decreased $0.1 million to $0.7 million for the three months ended June 30, 2026 compared to $0.8 million income in the prior-year period.

Other Income (Loss), net. Other loss, net increased $0.6 million to $0.7 million loss for the three months ended June 30, 2026 compared to $0.1 million loss in the prior-year period. This change was primarily due to $0.2 million increase in restructuring costs primarily related to restaurant closures during the period, as well as $0.3 million increase in pre-opening costs related to new ventures during the period.

Equity in Earnings (Losses) from Unconsolidated Ventures. Equity in earnings (losses) from unconsolidated ventures decreased $0.5 million to earnings of $0.3 million for the three months ended June 30, 2026, compared to earnings of $0.8 million in the prior-year period. This change was primarily due to a $0.3 million decrease in income for the Lawn Club and $0.2 million decrease in income from JG.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth our operating results:

	Six Months Ended June 30,		Change
in thousands except percentages	2026	2025	$	%
REVENUES
Hospitality revenue	$12,128	$22,912	$(10,784)	(47)%
Entertainment revenue	24,137	24,117	20	0%
Rental revenue	9,835	8,021	1,814	23%
Other revenue	927	820	107	13%
Total revenue	47,027	55,870	(8,843)	(16)%
EXPENSES
Hospitality costs	17,101	33,587	(16,486)	(49)%
Entertainment costs	23,344	22,358	986	4%
Operating costs	13,884	15,763	(1,879)	(12)%
General and administrative	14,695	18,073	(3,378)	(19)%
Depreciation and amortization	26,931	14,672	12,259	84%
Total expenses	95,955	104,453	(8,498)	(8)%
OTHER
Loss on assets held for sale	(1,434)	—	(1,434)	(100)%
Provision for impairment	(339)	—	(339)	(100)%
Other income (loss), net	(2,921)	(126)	(2,795)	2218%
Total other	(4,694)	(126)	(4,568)	3625%
Operating loss	(53,622)	(48,709)	(4,913)	(10)%
Interest income (expense)	419	1,795	(1,376)	77%
Equity in earnings (losses) from unconsolidated ventures	(658)	952	(1,610)	169%
Loss before income taxes	(53,861)	(45,962)	(7,899)	17%
Income tax (benefit) expense	—	—	—	0%
Net loss	(53,861)	(45,962)	(7,899)	17%
Preferred distributions to noncontrolling interest in subsidiary	(700)	(700)	—	0%
Net loss attributable to common stockholders	$(54,561)	$(46,662)	$(7,899)	17%

Net loss attributable to common stockholders increased $7.9 million, or 17%, to $54.6 million for the six months ended June 30, 2026, compared to $46.7 million in the prior-year period, primarily due to a $12.3 million increase in depreciation and amortization, a $10.8 million decrease in hospitality revenue, a $1.0 million increase in entertainment costs, a $2.8 million increase to other (loss), net, a $1.4 million increase to loss on assets held for sale, a $1.4 million decrease in interest income, and a $1.6 million decrease in equity earnings (losses), partially offset by a $16.5 million decrease in hospitality costs, a $1.9 million decrease in operating costs, a $3.4 million decrease in general and administrative expense, and a $1.8 million increase to rental revenue.

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

General and Administrative. General and administrative costs decreased $3.4 million to $14.7 million for the six months ended June 30, 2026, compared to $18.1 million in the prior-year period, primarily due to a $3.8 million decrease in labor costs, and a $1.1 million decrease in legal and consulting costs, partially offset by a $2.6 million increase in severance costs.

Depreciation and Amortization. Depreciation and amortization increased $12.2 million to $26.9 million for the six months ended June 30, 2026, compared to $14.7 million in the prior-year period, primarily due to disposal of assets at several tenants and accelerated depreciation on assets with updated estimated useful lives resulting from the closure of the Tin Building by Jean-Georges in February 2026, partially offset by a decrease resulting from a lower depreciable asset basis.

Interest Income (Expense). Interest income decreased $1.4 million to $0.4 million for the six months ended June 30, 2026 compared to $1.8 million income in the prior-year period. This change is primarily due to a $1.0 million decrease in interest income earned, and a $0.4 million decrease in amounts capitalized to development assets which increased interest expense.

Other Income (Loss), net. Other loss, net increased $2.8 million to $2.9 million loss for the six months ended June 30, 2026 compared to $0.1 million loss in the prior-year period. This change was due to $2.2 million increase in restructuring costs primarily related to restaurant closures during the period, and a $0.5 million increase in pre-opening costs related to new ventures during the period.

Equity in Earnings (Losses) from Unconsolidated Ventures. Equity in earnings (losses) from unconsolidated ventures decreased $1.6 million to losses of $0.6 million for the six months ended June 30, 2026, compared to earnings of $1.0 million in the prior-year period. This change was primarily due to a $0.8 million decrease in income for the Lawn Club and a $0.8 million decrease in income for JG.

Segment Operating Results

Hospitality

Segment Operating EBITDA

The following table presents Operating EBITDA for Hospitality:

	Three Months Ended				Six Months Ended
Hospitality Operating EBITDA	June 30,		Change		June 30,		Change
in thousands except percentages	2026	2025	$	%	2026	2025	$	%
Hospitality revenue(a)	$7,051	$15,197	$(8,146)	(54)%	$12,169	$22,933	$(10,764)	(47)%
Other revenue	133	—	133	100%	262	—	262	100%
Total revenues	7,184	15,197	(8,013)	(53)%	12,431	22,933	(10,502)	(46)%
Hospitality costs(b)	(8,333)	(23,079)	14,746	64%	(21,014)	(43,508)	22,494	52%
Total operating expenses	(8,333)	(23,079)	14,746	64%	(21,014)	(43,508)	22,494	(52)%
Operating EBITDA	$(1,149)	$(7,882)	$6,600	85%	(8,845)	(20,575)	11,730	57%
(a)	Hospitality revenue includes amounts related to intercompany transactions that eliminate in the Consolidated Statement of Operations.
(b)	Hospitality costs include amounts related to intercompany leases that eliminate in the Statement of Operations.

For the three months ended June 30, 2026

Hospitality Operating EBITDA increased $6.6 million compared to the prior-year period primarily due to the following:

Hospitality Revenue

Hospitality revenue decreased $8.1 million to $7.1 million for the three months ended June 30, 2026, compared to $15.2 million in the prior-year period. This change was primarily due to a decrease as a result of the closure of the Tin Building by Jean-Georges in February 2026 as well as the closure of Malibu Farms, partially offset by the openings at Sadie’s and Sadie’s Garden Bar.

Hospitality Costs

Hospitality costs decreased $14.8 million to $8.3 million for the three months ended June 30, 2026, compared to $23.1 million in the prior-year period. This is primarily resulting from the closure of the Tin Building by Jean-Georges in February 2026 as well as the closure of Malibu Farms, partially offset by the new openings of Sadie’s and Sadie’s Garden Bar.

For the six months ended June 30, 2026

Hospitality Operating EBITDA increased $11.7 million compared to the prior-year period primarily due to the following:

Hospitality Revenue

Hospitality revenue decreased $10.8 million to $12.1 million for the six months ended June 30, 2026, compared to $22.9 million in the prior-year period. This change was primarily due to a decrease as a result of the closure of the Tin Building by Jean-Georges in February 2026 as well as Malibu Farms, partially offset by the new openings at Sadie’s and Sadie’s Garden Bar.

Hospitality Costs

Hospitality costs decreased $22.5 million to $21.0 million for the six months ended June 30, 2026, compared to $43.5 million in the prior-year period. This is primarily resulting from the closure of the Tin Building by Jean-Georges in February 2026 as well as Malibu Farms, partially offset by the new openings of Sadie’s and Sadie’s Garden Bar.

Entertainment

Segment Operating EBITDA

The following table presents Operating EBITDA for Entertainment:

Entertainment Operating EBITDA	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands except percentages	2026	2025	$	%	2026	2025	$	%
Entertainment revenue(a)	$19,823	$20,118	$(295)	(1)%	$24,321	$24,327	$(6)	0%
Total revenues	19,823	20,118	(295)	(1)%	24,321	24,327	(6)	0%
Entertainment costs(b)	(16,169)	(15,411)	(758)	(5)%	(23,459)	(22,488)	(971)	(4)%
Total operating expenses	(16,169)	(15,411)	(758)	(5)%	(23,459)	(22,488)	(971)	(4)%
Operating EBITDA	$3,654	$4,707	$(1,053)	(22)%	$862	$1,839	$(977)	(53)%
(a)	Entertainment revenue includes amounts related to intercompany transactions that eliminate in the Consolidated Statement of Operations.
(b)	Entertainment costs include amounts related to intercompany transactions that eliminate in the Consolidated Statement of Operations.

For the three months ended June 30, 2026

Entertainment Operating EBITDA decreased $1.1 million compared to the prior-year period primarily due to the following:

Entertainment Revenue

Entertainment revenue decreased $0.3 million to $19.8 million for the three months ended June 30, 2026 compared to $20.1 million in the prior-year period. This change was primarily due to decrease in sponsorship revenue at the Seaport as well as a decrease in revenues at the Aviators due to fewer games compared to the prior period, partially offset by an increase in special events held at the Las Vegas Ballpark.

Entertainment Costs

Entertainment costs increased $0.8 million to $16.2 million for the three months ended June 30, 2026 compared to $15.4 million in the prior-year period. This change was primarily due to increased operating costs at The Rooftop at Pier 17, partially offset by decreased operating costs at the Aviators due to fewer games compared to the prior period.

For the six months ended June 30, 2026

Entertainment Operating EBITDA decreased $1.0 million compared to the prior-year period primarily due to the following:

Entertainment Revenue

Entertainment revenue remained unchanged at $24.3 million for the six months ended June 30, 2026 compared to $24.3 million in the prior-year period.

Entertainment Costs

Entertainment costs increased $1.0 million to $23.5 million for the six months ended June 30, 2026 compared to $22.5 million in the prior-year period. This change was primarily due to increased field replacement costs at the Aviators, as well as increased rooftop event operating costs.

Landlord Operations

Segment Operating EBITDA

The following table presents Operating EBITDA for Landlord Operations:

	Three Months Ended				Six Months Ended
Landlord Operations Operating EBITDA	June 30,		Change		June 30,		Change
in thousands except percentages	2026	2025	$	%	2026	2025	$	%
Rental revenue(a)	$8,456	$9,287	$(831)	(9)%	$13,640	$17,751	$(4,111)	(23)%
Other revenue	446	484	(38)	(8)%	735	820	(85)	(10)%
Total revenues	8,902	9,771	(869)	(9)%	14,375	18,571	(4,196)	(23)%
Operating costs(b)	(6,947)	(7,739)	792	10%	(13,932)	(15,818)	1,886	12%
Total operating expenses	(6,947)	(7,739)	792	10%	(13,932)	(15,818)	1,886	12%
Operating EBITDA	$1,955	$2,032	$(77)	(4)%	$443	$2,753	$(2,310)	84%
(a)	Rental revenue includes amounts related to intercompany leases that eliminate in the Consolidated Statement of Operations.
(b)	Operating costs include amounts related to intercompany transactions that eliminate in the Consolidated Statement of Operations.

For the three months ended June 30, 2026

Landlord Operations Operating EBITDA decreased $0.1 million compared to the prior-year period primarily due to the following:

Rental Revenue

Rental revenue decreased $0.8 million to $8.5 million for the three months ended June 30, 2026, compared to $9.3 million in the prior-year period. This change was primarily driven by a decrease due to the closure of the Tin Building by Jean-Georges in February 2026, which reduced intercompany rental revenue, partially offset by current period lease termination income and accelerated rents associated with one lease termination as well as increased rental fees from events on Pier 17.

Other Revenue

Other revenue decreased $0.1 million to $0.4 million for the three months ended June 30, 2026, compared to $0.5 million for the prior-year period as a result of a decrease in sponsorship revenues attributable to landlord operations.

Operating Costs

Operating costs decreased $0.8 million to $6.9 million for the three months ended June 30, 2026, compared to $7.7 million in the prior year period. This change was due to decreases in marketing, maintenance, insurance, and other landlord specific costs period over period.

For the six months ended June 30, 2026

Landlord Operations Operating EBITDA decreased $2.3 million compared to the prior-year period primarily due to the following:

Rental Revenue

Rental revenue decreased $4.1 million to $13.6 million for the six months ended June 30, 2026, compared to $17.7 million in the prior-year period. This change was primarily driven by a decrease due to the closure of the Tin Building by Jean-Georges in February 2026, which reduced intercompany rental revenue, partially offset by current period lease termination income and accelerated rents associated with one lease termination in the quarter.

Other Revenue

Other revenue decreased $0.1 million to $0.7 million for the six months ended June 30, 2026, compared to $0.8 million for the prior-year period as a result of a decrease in sponsorship revenues attributable to landlord operations.

Operating Costs

Operating costs decreased $1.9 million to $13.9 million for the six months ended June 30, 2026, compared to $15.8 million in the prior year period. This change was due to decreases in marketing, maintenance, insurance, and other landlord specific costs period over period.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, our cash and cash equivalents were $117.8 million and $77.8 million, respectively. As of June 30, 2026 and December 31, 2025, our restricted cash was $9.2 million and $9.6 million, respectively. Restricted cash is segregated in escrow accounts related to payment of principal and interest on the Company’s outstanding mortgages payable as well as the escrow funds related to post-closing obligations related to the sale of the 250 Water Street.

As of June 30, 2026 and December 31, 2025, we had third-party mortgages payable of $38.1 million and $100.4 million, respectively. These balances included mortgages payable related to our 250 Water Street development asset, a variable-rate mortgage which required monthly installments of only interest, and the Las Vegas Ballpark, a fixed-rate mortgage which requires semi-annual installments of principal and interest. In February 2026, the Company paid off the mortgage loan on 250 Water Street in conjunction with the sale of the property. As of June 30, 2026 and December 31, 2025, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development. See Note 4 – Mortgages Payable, Net in the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report for additional information.

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

Cash Flows

The following table sets forth a summary of our cash flows:

	Six Months Ended June 30,
in thousands	2026	2025
Cash used in operating activities	$(11,763)	$(21,232)
Cash provided by (used in) investing activities	115,172	(18,751)
Cash used in financing activities	(63,829)	(2,499)

Operating Activities

Cash used in operating activities decreased $9.4 million to $11.8 million in the six months ended June 30, 2026, compared to $21.2 million in the prior-year period. The decrease primarily relates to changes in cash used in operating activities in each of our segments and decreased general and administrative expenses.

Investing Activities

Cash provided by investing activities increased $134.0 million to $115.2 million in the six months ended June 30, 2026, compared to $18.8 million of cash used in investing activities in the prior-year period. The increase in cash provided by investing activities was primarily related to proceeds from the sale of 250 Water Street.

Financing Activities

Cash used in financing activities increased $61.3 million to $63.8 million in the six months ended June 30, 2026, compared to $2.5 million in the prior-year period, primarily due to the payment of the mortgage loan on 250 Water Street.

Contractual Obligations

We have material contractual obligations that arise in the normal course of business.

We have an outstanding mortgage payable related to the Las Vegas Ballpark, which is collateralized by the Las Vegas Ballpark. A summary of our mortgages payable as of June 30, 2026 and December 31, 2025 can be found in Note 4 – Mortgages Payable, Net in the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense was $1.8 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively, and $3.5 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively. The amortization of straight‑line rents included in the contractual rent amount was $0.5 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. A summary of our lease obligations as of June 30, 2026 and December 31, 2025, can be found in Note 9 – Leases in the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report.

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

Variable Interest Entities

Methodology

Our Unaudited Consolidated Financial Statements include all of our accounts, including our majority owned and controlled subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. If the Company determined it was not the primary beneficiary of a VIE during the three and six months ended June 30, 2026 and 2025, the Company did not consolidate the VIE in which it holds a variable interest.

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

Judgments and Uncertainties

The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we do not capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated

during the development period, and the subsequent depreciation of the real estate would be overstated. For the six months ended June 30, 2026 and 2025, we capitalized development costs of $0.0 million and $5.2 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

With respect to our fixed-rate mortgage payable, increases in interest rates could make it more difficult to refinance such debt when it becomes due. As of June 30, 2026, the weighted average interest rate on the $38.1 million of fixed-rate indebtedness outstanding was 4.92% per annum, with principal paydowns at various dates through December 15, 2038.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently and expect from time to time in the future to be involved in legal proceedings that arise in the ordinary course of our business. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. The results of any current or future litigation cannot be predicted with certainty; however, as of June 30, 2026, we believe there were no pending lawsuits or claims against us that, individually or in the aggregate, could have a material adverse effect on our business, results of operations or financial condition. For more information, see Note 6 - Commitments and Contingencies in the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the six months ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K.

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

10.1†	Letter Agreement by and between Lucy Fato and the Company, dated as of June 25, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 29, 2026)

10.2*†(+)	Second Amended and Restated Employment Agreement by and between the Company and Matthew Partridge, dated as of July 29, 2026

10.3*†(+)	Amended and Restated Employment Agreement by and between the Company and Lenah Elaiwat, dated as of July 29, 2026

10.4*†(+)	Amended and Restated Employment Agreement by and between the Company and Rebecca Sachs, dated as of July 29, 2026

10.5	Third Amendment to Purchase and Sale Agreement, dated June 16, 2026, by and between 250 Seaport District, LLC and 250 Water Street Owner LLC

10.6*†	Seaport Entertainment Group Inc. Amended and Restated 2024 Incentive Plan

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

Date: August 5, 2026

SEAPORT ENTERTAINMENT GROUP INC.

By:	/s/ Lenah J. Elaiwat
Name:	Lenah J. Elaiwat
Title:	Chief Financial Officer & Treasurer (Principal Accounting Officer and Principal Financial Officer)