Form 10-Q
period 2026-09-30
Seaport Entertainment Group Inc.
filed 2026-11-04
CIK 2009684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 3, 2026, there were 12,836,906 shares of the registrant’s common stock outstanding.

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
●risks related to our separation from, and relationship with, Howard Hughes Holdings Inc.; and
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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Balance Sheets

	September 30,
	2026	December 31,
	(unaudited)	2025
in thousands, except par value amounts
ASSETS
Buildings and equipment	$528,327	$537,243
Less: accumulated depreciation	(218,615)	(225,662)
Land	5,318	9,497
Net investment in real estate	315,030	321,078
Assets held for sale	—	137,441
Investments in unconsolidated ventures	17,372	16,676
Cash and cash equivalents	105,473	77,808
Restricted cash	4,839	9,586
Accounts receivable, net	7,184	7,149
Deferred expenses, net	11,993	3,539
Operating lease right-of-use assets, net	43,808	45,102
Other assets, net	19,034	31,743
Total assets	$524,733	$650,122

LIABILITIES
Mortgages payable, net	$37,352	$38,348
Mortgages payable related to assets held for sale	—	61,300
Operating lease obligations	56,788	56,527
Accounts payable and other liabilities	23,889	27,540
Total liabilities	118,029	183,715

EQUITY
Preferred stock, $0.01 par value, 20,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 480,000 shares authorized, 12,837 issued and outstanding as of September 30, 2026 and 12,777 issued and outstanding as of December 31, 2025	128	128
Additional paid in capital	628,015	624,781
Accumulated deficit	(231,339)	(168,402)
Total stockholders' equity	396,804	456,507
Noncontrolling interest in subsidiary	9,900	9,900
Total equity	406,704	466,407
Total liabilities and equity	$524,733	$650,122

The accompanying notes are an integral part of these consolidated financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
in thousands, except per share data	2026	2025	2026	2025
REVENUES
Hospitality revenue	$7,889	$16,603	$20,017	$39,515
Entertainment revenue	19,696	22,151	43,833	46,268
Rental revenue	4,272	5,614	14,107	13,635
Other revenue	847	682	1,774	1,502
Total revenues	32,704	45,050	79,731	100,920

EXPENSES
Hospitality costs	7,954	19,919	25,055	53,506
Entertainment costs	17,349	20,285	40,693	42,643
Operating costs	7,039	7,393	20,923	23,156
General and administrative	6,206	17,932	20,901	36,005
Depreciation and amortization	4,328	6,931	31,259	21,603
Total expenses	42,876	72,460	138,831	176,913

OTHER
Gain (loss) on sale of assets	1,711	(3,988)	277	(3,988)
Provision for impairment	—	—	(339)	—
Other income (loss), net	(759)	(2,500)	(3,680)	(2,626)
Total other	952	(6,488)	(3,742)	(6,614)
Operating loss	(9,220)	(33,898)	(62,842)	(82,607)
Interest income (expense)	423	(128)	842	1,667
Equity in earnings (losses) from unconsolidated ventures	771	1,162	113	2,114
Loss before income taxes	(8,026)	(32,864)	(61,887)	(78,826)
Income tax expense (benefit)	—	—	—	—
Net loss	(8,026)	(32,864)	(61,887)	(78,826)
Preferred distributions to noncontrolling interest in subsidiary	(350)	(350)	(1,050)	(1,050)
Net loss attributable to common stockholders	$(8,376)	$(33,214)	$(62,937)	$(79,876)

Total weighted average shares
Basic	12,821	12,720	12,802	12,704
Diluted	12,821	12,720	12,802	12,704

Net loss per share attributable to common stockholders
Basic	$(0.65)	$(2.61)	$(4.92)	$(6.29)
Diluted	$(0.65)	$(2.61)	$(4.92)	$(6.29)

The accompanying notes are an integral part of these consolidated financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
in thousands	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,887)	$(78,826)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	28,240	18,856
Amortization	3,059	2,787
Straight-line rent amortization	1,555	1,979
Stock compensation expense	4,431	14,016
Other	142	2,845
Loss on disposal	473	—
(Gain) loss on sale of assets	(277)	3,988
Impairment charges	339	—
Equity in (earnings) losses from unconsolidated ventures, net of distributions	(113)	(2,114)
Provision for (recovery of) doubtful accounts	1,111	(681)
Net Changes:
Accounts receivable	(900)	(3,085)
Other assets and deferred expenses	10,342	212
Deferred expenses	(2,947)	(181)
Accounts payable and other liabilities	(4,487)	13,644
Cash used in operating activities	(20,919)	(26,560)

CASH FLOWS FROM INVESTING ACTIVITIES
Operating property improvements	(34,829)	(22,192)
Property development and redevelopment	—	(5,748)
Cash and restricted cash received upon consolidation of previously unconsolidated entity	—	685
Investments in unconsolidated ventures	(1,350)	—
Distributions from unconsolidated ventures	766	6,183
Proceeds from sale of assets	143,945	—
Cash provided by (used in) investing activities	108,532	(21,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(62,336)	(988)
Taxes paid on restricted stock vesting	(1,309)	(1,169)
Preferred distributions to noncontrolling interest in subsidiary	(1,050)	(1,050)
Fees paid in connection with equity issuances	—	(206)
Cash used in financing activities	(64,695)	(3,413)

Net change in cash, cash equivalents and restricted cash	22,918	(51,045)
Cash, cash equivalents and restricted cash at beginning of period	87,394	167,845
Cash, cash equivalents and restricted cash at end of period	110,312	116,800

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	105,473	106,215
Restricted cash	4,839	10,585
Cash, cash equivalents and restricted cash at end of period	$110,312	$116,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,392	$6,594
Interest capitalized	-	4,193

NON-CASH TRANSACTIONS
Accrued property improvements, developments, and redevelopments	$437	$(585)
Capitalized stock compensation	113	137

The accompanying notes are an integral part of these consolidated financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Consolidated Statements of Equity

(Unaudited)

	Common stock		Additional paid	Accumulated	Stockholders'	Noncontrolling
in thousands	Shares	Amount	in capital	deficit	equity	interest	Total equity

Balance, December 31, 2024	12,708	$127	$613,015	$(51,660)	$561,482	$9,900	$571,382
Net income (loss)	—	—	—	(31,888)	(31,888)	350	(31,538)
Fees in connection with the Rights Offering	—	—	(12)	—	(12)	—	(12)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(18)	—	(508)	—	(508)	—	(508)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	(350)	(350)
Stock compensation	9	—	2,085	—	2,085	—	2,085
Balance, March 31, 2025	12,699	127	614,580	(83,548)	531,159	9,900	541,059
Net income (loss)	—	—	—	(14,774)	(14,774)	350	(14,424)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	(350)	(350)
Fees in connection with the Rights Offering	—	—	(194)	—	(194)	—	(194)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(5)	—	(97)	—	(97)	—	(97)
Stock compensation	4	—	1,811	—	1,811	—	1,811
Balance, June 30, 2025	12,698	127	616,100	(98,322)	517,905	9,900	527,805
Net income (loss)	—	—	—	(33,214)	(33,214)	350	(32,864)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	(350)	(350)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(20)	—	(562)	—	(562)	—	(562)
Stock compensation	57	—	1,712	—	1,712	—	1,712
Balance, September 30, 2025	12,735	$127	$617,250	$(131,536)	$485,841	$9,900	$495,741

Balance, December 31, 2025	12,777	$128	$624,781	$(168,402)	$456,507	$9,900	$466,407
Net income (loss)	—	—	—	(44,103)	(44,103)	350	(43,753)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	(350)	(350)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(8)	—	(668)	—	(668)	—	(668)
Stock compensation	37	1	1,193	—	1,194	—	1,194
Balance, March 31, 2026	12,806	129	625,306	(212,505)	412,930	9,900	422,830
Net income (loss)	—	—	—	(10,458)	(10,458)	350	(10,108)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	(350)	(350)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(6)	(1)	(125)	—	(126)	—	(126)
Stock compensation	5	—	1,579	—	1,579	—	1,579
Balance, June 30, 2026	12,805	128	626,760	(222,963)	403,925	9,900	413,825
Net income (loss)	—	—	—	(8,376)	(8,376)	350	(8,026)
Preferred distributions to noncontrolling interest in subsidiary	—	—	—	—	—	(350)	(350)
Shares acquired to satisfy minimum required tax withholding on vesting restricted stock	(17)	—	(516)	—	(516)	—	(516)
Stock compensation	49	—	1,771	—	1,771	—	1,771
Balance, September 30, 2026	12,837	$128	$628,015	$(231,339)	$396,804	$9,900	$406,704

The accompanying notes are an integral part of these consolidated financial statements.

SEAPORT ENTERTAINMENT GROUP INC.

Notes to Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1.	Summary of Significant Accounting Policies

Description of the Company

Seaport Entertainment Group Inc. (“Seaport Entertainment Group,” “SEG,” the “Company,” “we,” “our” and “us”) is a Delaware corporation and was incorporated in 2024 in connection with, and anticipation of, Howard Hughes Holdings Inc.’s (“HHH” or “Former Parent”) spin-off of its entertainment-related assets in New York City and Las Vegas. The separation of Seaport Entertainment Group from HHH (the “Separation”), which was achieved through HHH’s pro rata distribution of 100% of the then-outstanding shares of common stock of Seaport Entertainment Group to holders of HHH common stock, was completed on July 31, 2024. Following the completion of the Separation, Seaport Entertainment Group became an independent, publicly traded company. The Company’s common stock trades on the New York Stock Exchange under the symbol “SEG”.

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

Other receivables are primarily related to short-term trade receivables. The Company is exposed to credit losses through the sale of goods and services to customers. As required under ASC 326 Financial Instruments – Credit Losses (ASC 326), the Company assesses its exposure to credit loss related to these receivables on a quarterly basis based on historical collection experience and future expectations by portfolio. As of September 30, 2026 and December 31, 2025, there were no material past due receivables and there have been no material write-offs or recoveries of amounts previously written-off.

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets as of:

	September 30,	December 31,
in thousands	2026	2025
Tenant receivables	$172	$385
Straight-line rent receivables	2,253	2,935
Related party receivables	644	613
Sponsorship receivables	1,662	706
Other receivables	2,453	2,510
Accounts receivable, net (a)	$7,184	$7,149
(a)	As of September 30, 2026 and December 31, 2025, the total reserve balance was $1.4 million and $0.9 million, respectively. Accounts receivable, net had opening balances of $7.1 million and $5.2 million as of January 1, 2026 and 2025, respectively.

The following table summarizes the impacts of the collectability reserves in the accompanying Unaudited Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
in thousands	2026	2025	2026	2025
Statements of Operations
Rental revenue	$177	$317	$972	$(429)
Hospitality costs	(10)	(2)	50	(21)
Entertainment costs	85	114	90	(276)
Operating costs	—	15	—	45
Total expense (income) impact	$252	$444	$1,112	$(681)

As of September 30, 2026, one customer accounted for greater than 10% of the Company’s accounts receivable, for a total of 11% of the Company’s accounts receivable, and as of December 31, 2025, two customers accounted for greater than 10% of the Company’s accounts receivable, for a total of 26% of the Company’s accounts receivable.

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

Asset Dispositions

On February 6, 2026, the Company completed the sale of 250 Water Street for a total purchase price of $143.0 million. This property was classified as held for sale as of December 31, 2025. During the three months ended September 30, 2025, the Company recorded a loss on sale of assets of $4.0 million to adjust the carrying value of the asset. During the three months ended June 30, 2026, the Company recorded an additional estimated loss on the sale of assets of $1.4 million for the cost of post-closing obligations required in accordance with the terms of the purchase and sale agreement for 250 Water Street. During the three months ended September 30, 2026, the Company recorded a $0.4 million estimated reversal of the previously recognized loss, resulting in a net loss of $1.0 million related to such obligations during the nine months ended September 30, 2026.

On September 28, 2026, the Company completed the sale of 85 South Street for a total purchase price of $8.3 million. During the three months ended September 30, 2026, the Company recognized a gain on sale of assets of $1.3 million.

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

Impairment

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Impairment indicators include, but are not limited to, significant delays in projected completion dates or stabilization dates, decreases in operating revenues or cash flows, increases in development costs in excess of amounts originally expected, circumstances related to ongoing low occupancy, adverse changes in legal or market factors, and a current expectation that it is more likely than not that an asset will be sold or disposed of significantly before the end of its previously estimated useful life. If impairment indicators exist, recoverability is assessed by comparing the carrying amount of an asset group with the estimated future undiscounted cash flows expected to be generated by the asset group, including the eventual disposition of the asset. An impairment loss is recognized when the carrying amount of the asset group is not recoverable and exceeds its estimated fair value, and is measured as the excess of the carrying amount over the estimated fair value.

The estimates of undiscounted cash flows used to assess recoverability are inherently judgmental and reflect assumptions regarding future economic conditions and projected trends in rental rates, occupancy, pricing, capital requirements, development costs, and estimated holding periods for the applicable assets. Fair value is estimated in accordance with ASC 820 using market participant assumptions, generally based on Level 3 inputs such as discount rates and capitalization rates. Actual results in future periods could differ materially from these assumptions. Any impairment provision is expensed to operations and allocated to the long-lived assets of the asset group on a pro rata basis based on relative carrying amounts. The adjusted carrying amount represents the asset’s new cost basis and is depreciated over its remaining useful life, resulting in lower future depreciation expense. An impairment is a non-cash charge.

During the three and nine months ended September 30, 2026, the Company recognized an impairment loss of zero and $0.3 million, respectively, within the Consolidated Statement of Operations. This charge for the nine months ended September 30, 2026 reflects the full write-down of specialized artwork associated with a closed property for which no alternative use or secondary market exists. The fair value was determined to be zero using Level 3 inputs.

In addition to its real estate investments, the Company reviews each of its investments in unconsolidated ventures accounted for under the equity method to determine whether there are any indicators, including but not limited to, sustained operating losses, changes in anticipated hold periods, and general market conditions, that the Company’s investment may be impaired. If any indicators of impairment are present, the Company estimates the fair value of the investment in the unconsolidated venture. If the fair value of the investment is less than the carrying value, the Company determines whether the decline in value is other than temporary. If the decline is determined to be other than temporary, the Company records an impairment loss equal to the excess of the carrying value of the investment over its fair value.

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

If the lease provides for tenant improvements, the Company determines whether the tenant improvements are owned by the tenant or by the Company. In a new lease, when the Company is the owner of the tenant improvements, rental revenue typically begins when the improvements are substantially complete. When the tenant is the owner of the tenant improvements, any tenant allowance funded by the Company is treated as a lease incentive and amortized as an adjustment to rental revenue over the lease term.

Other Revenue

Other revenue is comprised of sponsorship agreement revenue on our Landlord Operations assets and other miscellaneous revenue across the Company. Sponsorship related revenue is recognized on a straight-line basis over the contractual period of time. Other miscellaneous revenue is recognized at a point in time, at the time of sale when payment is received, and the customer receives the good or service.

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

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings (Losses)/ Distributions		Share of Earnings (Losses)/ Distributions
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands except percentages	2026	2025	2026	2025	2026	2025	2026	2025
Equity Method Investments
The Lawn Club (b)	50%	50%	$4,091	$2,569	$991	$1,455	$938	$2,077
Jean-Georges Restaurants	25%	25%	13,281	14,107	(220)	(293)	(825)	37
Investments in unconsolidated ventures			$17,372	$16,676	$771	$1,162	$113	$2,114
(a)	Ownership interests presented reflect the Company’s stated ownership interest, or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)	Various provisions in the venture operating agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and preferred returns may result in the Company’s economic interest differing from its stated interest or final profit-sharing interest. The Company recognizes income or loss based on the venture’s distribution priorities, which could fluctuate over time and may be different from its stated ownership or final profit-sharing interest.

The Lawn Club

In 2021, the Company formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (“Endorphin Ventures”), to construct and operate an immersive indoor and outdoor experiential venue that includes an extensive area of indoor grass, a stylish clubhouse bar, and a wide variety of lawn games. This concept opened in the fourth quarter of 2023. Under the terms of the initial LLC agreement, the Company funded 80% of the cost to construct the venue, and Endorphin Ventures contributed the remaining 20%. In October 2023, the members executed an amended LLC agreement, pursuant to which the Company agreed to fund 90% of any remaining capital requirements for the venture, and Endorphin Ventures agreed to fund 10% of any remaining capital requirements for the venture. The Company recognizes its share of income or loss based on the joint venture distribution priorities, which could fluctuate over time. Upon the return of each member’s contributed capital and a preferred return to the Company, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest of 50%. The Company also entered into a lease agreement with HHC Lawn Games, LLC pursuant to which the Company agreed to lease approximately 27,000 square feet of the Fulton Market Building to this venture. In April 2026, the Company and Endorphin Ventures entered into a sub-management agreement, effective January 1, 2026, whereby the Company provides sub-management services to the venture. Additionally, in April 2026, Endorphin Ventures terminated its sub-management agreement with CCMC (as defined below), effective January 1, 2026.

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

Creative Culinary Management Company, LLC (“CCMC”), a wholly owned indirect subsidiary of JG, provided management services for certain retail and food and beverage businesses that the Company owns, either wholly or through partnerships with third parties.  Effective January 1, 2025, the Company hired and onboarded employees of CCMC and entered into a services agreement (the “Services Agreement”) with CCMC to provide the necessary employees and services for CCMC to perform CCMC’s responsibilities under various management agreements.

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

3.	Other Assets and Liabilities

Other Assets, net

The following table summarizes the significant components of Other assets, net:

	September 30,	December 31,
in thousands	2026	2025
Intangibles	$11,857	$14,224
Security and other deposits	262	10,978
Food and beverage and merchandise inventory	1,588	2,340
Prepaid expenses	5,208	3,886
Other	119	315
Other assets, net	$19,034	$31,743

Accounts Payable and Other Liabilities

The following table summarizes the significant components of Accounts payable and other liabilities:

	September 30,	December 31,
in thousands	2026	2025
Deferred income	$5,052	$5,378
Accounts payable and accrued expenses	9,596	7,950
Accrued payroll and other employee liabilities	5,203	5,349
Accrued interest	546	649
Tenant and other deposits	3,014	7,988
Other	478	226
Accounts payable and other liabilities	$23,889	$27,540

4.	Mortgages Payable, Net

Mortgages Payable

Mortgages payable, net are summarized as follows:

	September 30,	December 31,
in thousands	2026	2025
Fixed-rate debt
Secured mortgages payable	$38,054	$39,090
Unamortized deferred financing costs	(702)	(742)
Mortgages payable, net	$37,352	$38,348
Secured mortgages payable related to assets held for sale (1)	—	61,300
Mortgages payable related to assets held for sale	$—	$61,300
(1)	This mortgage related to 250 Water Street, which was classified as held for sale as of December 31, 2025 and sold in February 2026. Commencing on the date the mortgage was classified as held for sale, the Company expensed interest related to the mortgage into Interest income (expense) on the Consolidated Statement of Operations. See Note 1 – Summary of Significant Accounting Policies – Assets Held-for-Sale.

As of September 30, 2026, land, buildings and equipment, and other collateral with an aggregate net book value of $89.1 million have been pledged as collateral for the Company’s debt obligations. Secured mortgages payable are without recourse to the Company as of September 30, 2026.

Secured Mortgages Payable

The Company’s fixed-rate debt obligation requires semi-annual installments of principal and interest. As of September 30, 2026, the Company’s secured mortgage loan did not have any undrawn lender commitment available to be drawn for property development.

The following table summarizes the Company’s secured mortgages payable:

	September 30, 2026			December 31, 2025
		Interest			Interest
$in thousands	Principal	Rate	Maturity Date	Principal	Rate	Maturity Date
Fixed rate (a)	$38,054	4.92%	December 15, 2038	$39,090	4.92%	December 15, 2038
Variable rate (b) (c)	—	—	—	61,300	10.77%	July 1, 2029
Secured mortgages payable	$38,054			$100,390
(a)	The Company has one fixed-rate debt obligation as of September 30, 2026 and December 31, 2025. The interest rate presented is based upon the coupon rate of the debt.
(b)	The Company had one variable-rate debt obligation as of December 31, 2025. The interest rate presented is based on the applicable reference interest rate as of December 31, 2025. In February 2026, this debt obligation was paid in full in conjunction with the sale of 250 Water Street.
(c)	The Company had a total return swap with the lender in connection with its variable-rate debt. At December 31, 2025, the assumed rate of the indebtedness associated with our variable-rate debt obligation is based on SOFR + 4.5%, which is the combination of the interest rates on two instruments: (i) the variable-rate debt obligation, pursuant to which the Company is obligated to pay the lender an amount equal to SOFR + 7.0%, and (ii) the total return swap, pursuant to which the Company is entitled to receive 2.5% from the lender. The cash flows from this total return swap do not vary based on any underlying variable and there is no net settlement; as such, it is not considered to meet the criteria of ASC “815 Derivatives and Hedging” and determined to not be a derivative.

5.	Fair Value

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis:

		September 30, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
in thousands	Hierarchy	Amount	Fair Value	Amount	Fair Value
Assets:
Assets held for sale	Level 2	—	—	137,441	137,441
Liabilities:
Fixed-rate debt (a)	Level 2	38,054	36,661	39,090	38,142
Variable-rate debt	Level 2	—	—	61,300	61,300
(a)	Excludes related unamortized financing costs.

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

The fair value of fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the SOFR or U.S. Treasury obligation interest rates as of September 30, 2026. Refer to Note 4 - Mortgages Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

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

Operating Leases

The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net, and Operating lease obligations on the Consolidated Balance Sheets. See Note 9 – Leases for additional information. Contractual rental expense was $1.8 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $5.3 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively. The amortization of straight‑line rents included in the contractual rent amount was $0.5 million during each of the three months ended September 30, 2026 and 2025, respectively, and $1.6 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively.

7.	Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The Company generated operating losses in the interim periods presented. The income tax benefit recognized related to this loss was zero for the three and nine months ended September 30, 2026 and 2025, after an assessment of the available positive and negative evidence, which causes the Company’s effective tax rate to deviate from the federal statutory rate.

8.	Revenues

Revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following presents the Company’s revenues disaggregated by revenue source:

	Three months ended September 30,		Nine months ended September 30,
in thousands	2026	2025	2026	2025
Revenues from contracts with customers
Recognized at a point in time or over time
Hospitality revenue	$7,889	$16,603	$20,017	$39,515
Entertainment revenue	19,696	22,151	43,833	46,268
Other revenue	847	682	1,774	1,502
Total	28,432	39,436	65,624	87,285

Rental and lease-related revenues
Rental revenue	4,272	5,614	14,107	13,635
Total revenues	$32,704	$45,050	$79,731	$100,920

During the three and nine months ended September 30, 2026 and 2025, no customer accounted for 10% of the Company’s total revenue.

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to deferred Aviators and Seaport concert series ticket sales and sponsorship revenues. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

Contract
in thousands	Liabilities
Balance at December 31, 2024	$3,946
Consideration earned during the period	(43,177)
Consideration received during the period	46,605
Balance at September 30, 2025	$7,374

Balance at December 31, 2025	$5,378
Consideration earned during the period	(39,744)
Consideration received during the period	39,417
Balance at September 30, 2026	$5,051

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the 2026 concert series, 2026 baseball season, and performance under various sponsorship agreements. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations from contracts with customers as of September 30, 2026 is $60.0 million. The Company expects to recognize this amount as revenue over the following periods:

	Less than 1		3 years and
in thousands	year	1-2 years	thereafter	Total
Total remaining unsatisfied performance obligations	$10,752	$6,660	$42,559	$59,971

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

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The majority of the Company’s leases have remaining lease terms ranging from approximately 10 years to approximately 45 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases various buildings and office space constructed on its ground leases to third parties.

The Company’s leased assets and liabilities are as follows:

	As of September 30,	As of December 31,
in thousands	2026	2025
Assets
Operating lease right-of-use assets, net	$43,808	$45,102
Liabilities
Operating lease obligations	$56,788	$56,527

The components of lease expense are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
in thousands	2026	2025	2026	2025
Operating lease cost	$1,598	$1,598	$4,795	$4,683
Variable lease cost	172	(298)	484	(51)
Total lease cost	$1,770	$1,300	$5,279	$4,632

Future minimum lease payments as of September 30, 2026, are as follows:

in thousands	Operating Leases
Remainder of 2026	$954
2027	3,691
2028	4,446
2029	4,507
2030	4,570
Thereafter	229,645
Total lease payments	247,813
Less: imputed interest	(191,025)
Present value of lease liabilities	$56,788

Other information related to the Company’s lessee agreements is as follows:

Supplemental Unaudited Consolidated Statements of Cash Flows Information	Nine months ended September 30,
in thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$3,241	$2,703
Non-cash transactions:
Adjustment to operating lease obligations(a)	$—	$8,429
Adjustment to operating lease right-of-use assets(a)	—	8,429

(a) The Company amended its corporate office lease whereby the maturity date was extended 10 years and certain rent terms were revised.

	As of September 30,	As of September 30,
Other Information	2026	2025
Weighted-average remaining lease term (years)
Operating leases	43.0	43.0
Weighted-average discount rate
Operating leases	8.1%	8.2%

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

	Three months ended September 30,		Nine months ended September 30,
in thousands	2026	2025	2026	2025
Total minimum rent revenues	$2,679	$3,093	$8,506	$9,177

Total future minimum rents associated with operating leases are as follows as of September 30, 2026:

Total Minimum
in thousands	Rent
Remainder of 2026	$2,866
2027	12,004
2028	12,257
2029	12,804
2030	12,775
Thereafter	63,647
Total	$116,353

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized in the month tenant sales are earned.

10.	Equity

Earnings Per Share

Earnings per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding during the period. Stock-based payment awards are included in the calculation of diluted income using the treasury stock method if dilutive.

For the three and nine months ended September 30, 2026 and 2025, net loss per share attributable to common stockholders is computed as follows:

	Three months ended September 30,		Nine months ended September 30,
in thousands, except per share data	2026	2025	2026	2025
Numerator - Basic
Net loss	$(8,026)	$(32,864)	$(61,887)	$(78,826)
Preferred distributions to noncontrolling interest in subsidiary	(350)	(350)	(1,050)	(1,050)
Net loss attributable to common stockholders - basic and diluted	$(8,376)	$(33,214)	$(62,937)	$(79,876)

Denominator
Weighted average shares outstanding - basic	12,821	12,720	12,802	12,704
Effect of dilutive securities	—	—	—	—
Weighted average shares outstanding - diluted	12,821	12,720	12,802	12,704

Net loss per share attributable to common stockholders - basic and diluted	$(0.65)	$(2.61)	$(4.92)	$(6.29)

The calculation of diluted earnings per share attributable to common stockholders excluded the following shares that could potentially dilute basic earnings per share in the future because their inclusion would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
in thousands	2026	2025	2026	2025
Shares issuable upon exercise of restricted stock and restricted stock units	115	98	164	76
Shares issuable upon exercise of stock options	—	—	—	—

Noncontrolling Interest in Subsidiary

On July 31, 2024, a subsidiary of HHH that became our subsidiary in connection with the Separation, issued 10,000 shares of 14.000% Series A preferred stock, par value $0.01 per share, with an aggregate liquidation preference of $10.0 million. The Series A Preferred Stock ranks senior to the Company’s interest in our subsidiary with respect to dividend rights and rights upon liquidation, dissolution or winding up of the subsidiary. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock is not redeemable by the Company prior to July 11, 2029 except under limited circumstances intended to preserve certain tax benefits for HHH. Upon consolidation, the issued and outstanding preferred share interest is shown as Noncontrolling interest in subsidiary in our Consolidated Balance Sheet as of September 30, 2026 and as of December 31, 2025 and the related dividends are reflected as Preferred distributions to noncontrolling interest in subsidiary in our Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025.

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

The Company’s reportable segments are as follows:

●	Hospitality – consists of revenues and costs associated with the restaurant and retail businesses in the Tin Building through February 2026, the Cobblestones, and Pier 17 that are owned, either wholly or through joint ventures, and operated by the Company or through license and management agreements.
●	Entertainment – consists of revenues and costs associated with baseball operations of the Aviators and non-baseball events at the Las Vegas Ballpark along with concert and other entertainment revenue generated at the Seaport in New York.
●	Landlord Operations – consists of the Company’s rental operations associated with over 450,000 square feet of properties situated in three primary locations at the Seaport in New York: Pier 17, the Cobblestones, and Tin Building, as well as 250 Water Street through the date of sale.

Segment operating results are as follows:

			Landlord
in thousands	Hospitality	Entertainment	Operations
Three months ended September 30, 2026
Revenues from external customers	$8,189	$19,696	$4,819
Inter-segment revenues	24	236	1,552
Total segment revenues	8,213	19,932	6,371
Hospitality costs	(9,582)	—	—
Entertainment costs	—	(17,474)	—
Operating costs	—	—	(7,098)
Segment Operating EBITDA	$(1,369)	$2,458	$(727)

Three months ended September 30, 2025
Revenues from external customers	$16,603	$22,151	$6,146
Inter-segment revenues	91	372	2,873
Total segment revenues	16,694	22,523	9,019
Hospitality costs	(23,049)	—	—
Entertainment costs	—	(20,531)	—
Operating costs	—	—	(7,510)
Segment Operating EBITDA	$(6,355)	$1,992	$1,509

Nine months ended September 30, 2026
Revenues from external customers	$20,510	$43,833	$15,388
Inter-segment revenues	132	420	5,356
Total segment revenues	20,642	44,253	20,744
Hospitality costs	(30,616)	—	—
Entertainment costs	—	(40,933)	—
Operating costs	—	—	(21,030)
Segment Operating EBITDA	$(9,974)	$3,320	$(286)

Nine months ended September 30, 2025
Revenues from external customers	$39,515	$46,268	$14,987
Inter-segment revenues	112	582	12,602
Total segment revenues	39,627	46,850	27,589
Hospitality costs	(66,557)	—	—
Entertainment costs	—	(43,019)	—
Operating costs	—	—	(23,327)
Segment Operating EBITDA	$(26,930)	$3,831	$4,262

The following table represents the reconciliation of Segment Operating EBITDA to Net loss in the Consolidated Statement of Operations:

	Three months ended September 30,		Nine months ended September 30,
in thousands	2026	2025	2026	2025
Hospitality Operating EBITDA	$(1,369)	$(6,355)	$(9,974)	$(26,930)
Entertainment Operating EBITDA	2,458	1,992	3,320	3,831
Landlord Operating EBITDA	(727)	1,509	(286)	4,262
Other corporate revenues(1)	—	307	—	452
Other income (loss), net	(759)	(2,500)	(3,680)	(2,626)
Gain (loss) on sale of assets	1,711	(3,988)	277	(3,988)
Equity in earnings (losses) from unconsolidated ventures	771	1,162	113	2,114
Depreciation and amortization	(4,328)	(6,931)	(31,259)	(21,603)
Interest income (expense)	423	(128)	842	1,667
Provision for impairment	—	—	(339)	—
General and administrative expenses	(6,206)	(17,932)	(20,901)	(36,005)
Loss before income taxes	(8,026)	(32,864)	(61,887)	(78,826)
Income tax benefit (expense)	—	—	—	—
Net loss	$(8,026)	$(32,864)	$(61,887)	$(78,826)

(1) Ancillary management fees earned by the Company

The following table represents the reconciliation of segment revenue to Total revenues in the Consolidated Statement of Operations:

	Three months ended September 30,		Nine months ended September 30,
in thousands	2026	2025	2026	2025
Revenues from external customers	$32,704	$44,900	$79,731	$100,770
Other corporate revenues from external customers(1)	—	150	—	150
Inter-segment revenues	1,812	3,336	5,908	13,296
Elimination of inter-segment revenues	(1,812)	(3,336)	(5,908)	(13,296)
Total revenues	$32,704	$45,050	$79,731	$100,920

(1) Ancillary management fees earned by the Company

The following represents assets by segment and the reconciliation of total segment assets to total assets in the Consolidated Balance Sheets as of:

	September 30,	December 31,
in thousands	2026	2025
Hospitality	$39,289	$42,642
Entertainment	112,259	113,249
Landlord Operations	257,410	405,813
Total segment assets	408,958	561,704
Corporate	115,775	88,418
Total assets	$524,733	$650,122

12.	Related-Party Transactions

The Company engaged in transactions with CCMC and Jean-Georges Restaurants and generates rental revenue by leasing space to equity method investees, which are related parties, as described below.

Related-Party Management Fees and Transition Services

As discussed in Note 2 – Investments in Unconsolidated Ventures – Jean-Georges Restaurants, CCMC, a wholly owned indirect subsidiary of JG, which is a related party of the Company, also provided management services for certain of the Company’s retail and food and beverage businesses, either wholly owned or through partnerships with third parties through June 30, 2025. The Company’s businesses managed by CCMC included, but were not limited to, locations such as The Tin Building by Jean-Georges, The Fulton, and Malibu Farm. On July 1, 2025, an indirect subsidiary of the Company provided notice to CCMC terminating certain management agreements between CCMC and affiliates of the Company. As a result, the Services Agreement was terminated pursuant to its terms. The Company’s related-party management fees due to CCMC amounted to zero, during each of the three and nine month periods ended September 30, 2026, respectively, and zero and $1.5 million during the three and nine months ended September 30, 2025, respectively.

On June 30, 2025, indirect subsidiaries of the Company and wholly owned subsidiaries of JG entered into license agreements with respect to the license of certain intellectual property of JG for the Tin Building by Jean-Georges and the Fulton Restaurant (collectively, the “License Agreements”). Related party license fees related to the License Agreements with a wholly owned subsidiary of JG for the three months ended September 30, 2026 and 2025 were $0.1 million and $0.6 million, respectively. During each of the nine month periods ended September 30, 2026 and 2025, related party license fees related to License Agreements with a wholly owned subsidiary of JG were $0.6 million.

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

In connection with and prior to the Separation, on July 31, 2024, the variable rate mortgage related to 250 Water Street was refinanced. Pursuant to the terms of the refinanced loan, we entered into a total return swap with the lender. See Note 4 – Mortgages Payable, Net for additional information. Our obligations under such total return swap were in turn supported by a guaranty provided by a subsidiary of HHH.  In consideration of providing such guarantee, the Company entered into an Indemnity Fee Agreement with HHH and paid an annual guaranty fee equal to 2.0% of the $61.3 million refinanced debt balance. The Company capitalized $0.2 million and $0.8 million of such fees to Net investment in real estate in the three and nine months ended September 30, 2025, respectively. The Company expensed zero and $0.1 million of such fees to interest expense during the three and nine months ended September 30, 2026, respectively, as capitalization ceased following debt classification as related to assets held for sale. In February 2026, the mortgage loan on 250 Water Street was paid off and the Indemnity Fee Agreement was terminated.

As discussed in Note 2 – Investments in Unconsolidated Ventures – The Lawn Club, the Company and Endorphin Ventures entered into a sub-management agreement, effective January 1, 2026, whereby the Company provides sub-management services to the venture. The Company earned $0.1 million and $0.3 million in fees associated with this sub-management agreement for the three and nine months ended September 30, 2026, respectively.

Related-party Rental Revenue

The Company owns the real estate assets that are leased by the Lawn Club. As discussed in Note 2 – Investments in Unconsolidated Ventures, the Company owns a noncontrolling interest in this venture and accounts for its interests in accordance with the equity method.

The Consolidated Balance Sheets reflect accounts receivable generated by rental revenue earned by the Company of $0.2 million due from the Lawn Club as of September 30, 2026 and $0.3 million due from the Lawn Club as of December 31, 2025.

During the three months ended September 30, 2026 and 2025, rental revenue associated with the Lawn Club was $0.5 million and $0.4 million, respectively. During the nine months ended September 30, 2026 and 2025 rental revenue associated with the Lawn Club was $1.1 million and $0.9 million, respectively.

Related-party Other Receivables

As of September 30, 2026 and December 31, 2025, the Consolidated Balance Sheets include a $0.4 million and $0.6 million receivable, respectively, mainly related to operating expenses to be reimbursed by the Lawn Club venture.

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

Entertainment

Entertainment includes the Las Vegas Aviators Triple-A Minor League Baseball team (the “Aviators”) and the Las Vegas Ballpark, our interest in and to the Fashion Show Mall Air Rights, events and concerts at The Rooftop at Pier 17, and sponsorship agreements related to these venues. The Aviators are a Triple-A affiliate of the Athletics Major League Baseball team and play at the Las Vegas Ballpark, a 10,000-person capacity ballpark located in Downtown Summerlin. The Rooftop at Pier 17 is one of the premier concert venues in New York City that hosts a popular Summer Concert Series featuring emerging and established musicians alike. We see The Rooftop at Pier 17 as an opportunity to continue to drive events and entertainment growth as we believe that the demand for live music and private events is strong and accelerating.

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
•

the Tin Building, a historic building leased to the Tin Building by Jean-Georges through February 2026. In February 2026, the Company entered into a lease of 100% of the Tin Building with Lux Entertainment, which opened their first permanent U.S. location of the Balloon Museum at the Tin Building;

•

the Fulton Market Building, a mixed-use building containing office and retail spaces, including a movie theater, and the Lawn Club, an experiential retail concept focused on classic lawn games and cocktails;

•	the Cobblestones retail and other locations which include the Museum Block, Schermerhorn Row, and more;
•

250 Water Street, a full block development site approved for zoning of affordable and market-rate housing, office, retail, and community-oriented gathering space sold by the Company in February 2026 for gross proceeds of $143.0 million; and

•	85 South Street, an eight-story residential building sold by the Company in September 2026 for gross proceeds of $8.3 million.

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

Tin Building and our Investment in the Tin Building by Jean-Georges

The Company owns 100% of the Tin Building which was completed and placed in service in our Landlord Operations segment during the third quarter of 2022. As of and through February 2026, the Company leased 100% of the rentable space in the Tin Building to the Tin Building by Jean-Georges, a Hospitality segment business. The rental revenue and hospitality costs associated with the lease payments are eliminated in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and for the nine months ended September 30, 2026.

In February 2026, the Company entered into a lease of 100% of the Tin Building with contemporary art experience creator, Lux Entertainment, which opened their first permanent U.S. location of the Balloon Museum at the Tin Building in August 2026. In connection with the Balloon Museum lease and the commencement of the Company’s landlord obligations, the Tin Building by Jean-Georges ceased operations in February 2026.

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

Lease Renewals and Occupancy

As of September 30, 2026 and December 31, 2025, the weighted average remaining term of our retail, office, and other properties leases where we are the lessor was approximately eight years, excluding renewal options. The stability of the rental revenue generated by our properties depends principally on our tenants’ ability to pay rent and our ability to collect rents, renew expiring leases, re-lease space upon the expiration or other termination of leases, lease currently vacant properties, and maintain or increase rental rates at our leased properties. To the extent our properties become vacant, we would forego rental income while remaining responsible for the payment of property taxes and maintaining the property until it is re-leased, which could negatively impact our operating results. As of September 30, 2026, our real estate assets at the Seaport were 90% leased or programmed.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table sets forth our operating results:

	Three Months Ended September 30,		Change
in thousands except percentages	2026	2025	$	%
REVENUES
Hospitality revenue	$7,889	$16,603	$(8,714)	(52)%
Entertainment revenue	19,696	22,151	(2,455)	(11)%
Rental revenue	4,272	5,614	(1,342)	(24)%
Other revenue	847	682	165	24%
Total revenue	32,704	45,050	(12,346)	(27)%
EXPENSES
Hospitality costs	7,954	19,919	(11,965)	(60)%
Entertainment costs	17,349	20,285	(2,936)	(14)%
Operating costs	7,039	7,393	(354)	(5)%
General and administrative	6,206	17,932	(11,726)	(65)%
Depreciation and amortization	4,328	6,931	(2,603)	(38)%
Total expenses	42,876	72,460	(29,584)	(41)%
OTHER
Gain (loss) on sale of assets	1,711	(3,988)	5,699	143%
Provision for impairment	—	—	—	0%
Other income (loss), net	(759)	(2,500)	1,741	70%
Total other	952	(6,488)	7,440	115%
Operating loss	(9,220)	(33,898)	24,678	73%
Interest income (expense)	423	(128)	551	430%
Equity in earnings (losses) from unconsolidated ventures	771	1,162	(391)	34%
Loss before income taxes	(8,026)	(32,864)	24,838	76%
Income tax (benefit) expense	—	—	—	0%
Net loss	(8,026)	(32,864)	24,838	76%
Preferred distributions to noncontrolling interest in subsidiary	(350)	(350)	—	0%
Net loss attributable to common stockholders	$(8,376)	$(33,214)	$24,838	75%

Net loss attributable to common stockholders decreased $24.8 million, or 75%, to $8.4 million for the three months ended September 30, 2026, compared to $33.2 million in the prior-year period, primarily due to a $12.0 million decrease in hospitality costs, a $11.7 million decrease of general and administrative expense, a $2.9 million decrease in entertainment costs, and a $5.7 million increase in gain on the sale of assets, partially offset by a $8.7 million decrease to hospitality revenue, a $2.4 million decrease in entertainment revenue, and a $1.3 million decrease in rental revenue.

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

General and Administrative. General and administrative costs decreased $11.7 million to $6.2 million for the three months ended September 30, 2026, compared to $17.9 million in the prior-year period, primarily due to a $11.5 million decrease of leadership transition costs, primarily related to severance costs, bonus accrual and stock compensation expense of an executive.

Depreciation and Amortization. Depreciation and amortization decreased $2.6 million to $4.3 million for the three months ended September 30, 2026, compared to $6.9 million in the prior-year period, primarily due to a net $1.7 million of disposal of assets resulting from the closure of the Tin Building and a $0.8 million decrease resulting from a lower depreciable asset basis.

Interest Income (Expense). Interest income (expense) increased $0.5 million to $0.4 million for the three months ended September 30, 2026 compared to $0.1 million loss in the prior-year period primarily due to less interest incurred on the 250 Water Street mortgage which was paid in full in conjunction with the sale of the property during the first quarter of 2026, partially offset by reduced interest earned on lower invested cash balances and lower interest rates.

Other Income (Loss), net. Other loss, net decreased $1.7 million to $0.8 million loss for the three months ended September 30, 2026 compared to $2.5 million loss in the prior-year period. This change was primarily due to a $2.2 million loss on disposal of an asset and $0.1 of million restructuring costs incurred during the prior year period.

Equity in Earnings (Losses) from Unconsolidated Ventures. Equity in earnings (losses) from unconsolidated ventures decreased $0.4 million to earnings of $0.8 million for the three months ended September 30, 2026, compared to earnings of $1.2 million in the prior-year period. This change was primarily due to a $0.5 million decrease in income for the Lawn Club and $0.1 million decrease in loss from JG.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth our operating results:

	Nine Months Ended September 30,		Change
in thousands except percentages	2026	2025	$	%
REVENUES
Hospitality revenue	$20,017	$39,515	$(19,498)	(49)%
Entertainment revenue	43,833	46,268	(2,435)	(5)%
Rental revenue	14,107	13,635	472	3%
Other revenue	1,774	1,502	272	18%
Total revenue	79,731	100,920	(21,189)	(21)%
EXPENSES
Hospitality costs	25,055	53,506	(28,451)	(53)%
Entertainment costs	40,693	42,643	(1,950)	(5)%
Operating costs	20,923	23,156	(2,233)	(10)%
General and administrative	20,901	36,005	(15,104)	(42)%
Depreciation and amortization	31,259	21,603	9,656	45%
Total expenses	138,831	176,913	(38,082)	(22)%
OTHER
Gain (loss) on sale of assets	277	(3,988)	4,265	107%
Provision for impairment	(339)	—	(339)	(100)%
Other income (loss), net	(3,680)	(2,626)	(1,054)	40%
Total other	(3,742)	(6,614)	2,872	(43)%
Operating loss	(62,842)	(82,607)	19,765	24%
Interest income (expense)	842	1,667	(825)	49%
Equity in earnings (losses) from unconsolidated ventures	113	2,114	(2,001)	95%
Loss before income taxes	(61,887)	(78,826)	16,939	(21)%
Income tax (benefit) expense	—	—	—	0%
Net loss	(61,887)	(78,826)	16,939	(21)%
Preferred distributions to noncontrolling interest in subsidiary	(1,050)	(1,050)	—	0%
Net loss attributable to common stockholders	$(62,937)	$(79,876)	$16,939	(21)%

Net loss attributable to common stockholders decreased $16.9 million, or 21%, to $62.9 million for the nine months ended September 30, 2026, compared to $79.8 million in the prior-year period, primarily due to a $28.5 million decrease in hospitality costs, a $15.1 million decrease in general and administrative costs, a $4.3 million increase in gain (loss) on the sale of assets, a $2.2 million decrease in operating costs, and a $2.0 million decrease in entertainment costs, partially offset by a $19.5 million decrease in hospitality revenue, a $2.4 million decrease in entertainment revenue, and a $2.0 million decrease in equity earnings (losses).

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

General and Administrative. General and administrative costs decreased $15.1 million to $20.9 million for the nine months ended September 30, 2026, compared to $36.0 million in the prior-year period, primarily due to a $11.5 million decrease of leadership transition costs, a $4.3 million decrease in labor costs, and a $1.5 million decrease in legal and consulting costs in the prior year, partially offset by a $2.6 million increase in leadership transition and severance costs in the current year.

Depreciation and Amortization. Depreciation and amortization increased $9.7 million to $31.3 million for the nine months ended September 30, 2026, compared to $21.6 million in the prior-year period, primarily due to disposal of tenant assets upon termination and accelerated depreciation on assets with updated estimated useful lives resulting from the closure of the Tin Building by Jean-Georges in February 2026, partially offset by a decrease resulting from a lower depreciable asset basis.

Interest Income (Expense). Interest income decreased $0.8 million to $0.8 million for the nine months ended September 30, 2026 compared to $1.6 million income in the prior-year period. This change is primarily due to a $1.1 million decrease in interest income earned on invested cash, partially offset by a $0.3 million decrease in interest expense related to 250 Water Street.

Other Income (Loss), net. Other loss, net increased $1.1 million to a $3.7 million loss for the nine months ended September 30, 2026 compared to a $2.6 million loss in the prior-year period. This change was due to a $0.6 million increase in pre-opening costs related to new ventures during the period and $0.5 million in non-recurring legal costs.

Equity in Earnings (Losses) from Unconsolidated Ventures. Equity in earnings (losses) from unconsolidated ventures decreased $2.0 million to earnings of $0.1 million for the nine months ended September 30, 2026, compared to earnings of $2.1 million in the prior-year period. This change was primarily due to a $1.1 million decrease for the Lawn Club and a $0.8 million decrease for JG.

Segment Operating Results

Hospitality

Segment Operating EBITDA

The following table presents Operating EBITDA for Hospitality:

	Three Months Ended				Nine Months Ended
Hospitality Operating EBITDA	September 30,		Change		September 30,		Change
in thousands except percentages	2026	2025	$	%	2026	2025	$	%
Hospitality revenue(a)	$7,913	$16,694	$(8,781)	(53)%	$20,080	$39,626	$(19,546)	(49)%
Other revenue	300	—	300	100%	562	—	562	100%
Total revenues	8,213	16,694	(8,481)	(51)%	20,642	39,626	(18,984)	(48)%
Hospitality costs(b)	(9,582)	(23,049)	13,467	58%	(30,616)	(66,557)	35,941	54%
Total operating expenses	(9,582)	(23,049)	13,467	58%	(30,616)	(66,557)	35,941	(54)%
Operating EBITDA	$(1,369)	$(6,355)	$4,686	78%	$(9,974)	$(26,931)	$16,957	63%
(a)	Hospitality revenue includes amounts related to intercompany transactions that eliminate in the Consolidated Statement of Operations.
(b)	Hospitality costs include amounts related to intercompany leases that eliminate in the Statement of Operations.

For the Three Months Ended September 30, 2026

Hospitality Operating EBITDA increased $4.7 million compared to the prior-year period primarily due to the following:

Hospitality Revenue

Hospitality revenue decreased $8.8 million to $7.9 million for the three months ended September 30, 2026, compared to $16.7 million in the prior-year period. This change was primarily due to a decrease as a result of the closure of the Tin Building by Jean-Georges in February 2026 as well as the closure of Malibu Farms, partially offset by the openings at Sadie’s and Sadie’s Garden Bar.

Hospitality Costs

Hospitality costs decreased $13.5 million to $9.6 million for the three months ended September 30, 2026, compared to $23.1 million in the prior-year period. This is primarily resulting from the closure of the Tin Building by Jean-Georges in February 2026 as well as the closure of Malibu Farms, partially offset by the new openings of Sadie’s and Sadie’s Garden Bar.

For the Nine Months Ended September 30, 2026

Hospitality Operating EBITDA increased $17.0 million compared to the prior-year period primarily due to the following:

Hospitality Revenue

Hospitality revenue decreased $19.5 million to $20.1 million for the nine months ended September 30, 2026, compared to $39.6 million in the prior-year period. This change was primarily due to a decrease as a result of the closure of the Tin Building by Jean-Georges in February 2026 as well as Malibu Farms, partially offset by the new openings at Sadie’s and Sadie’s Garden Bar.

Hospitality Costs

Hospitality costs decreased $36.0 million to $30.6 million for the nine months ended September 30, 2026, compared to $66.6 million in the prior-year period. This is primarily resulting from the closure of the Tin Building by Jean-Georges in February 2026 as well as Malibu Farms, partially offset by the new openings of Sadie’s and Sadie’s Garden Bar.

Entertainment

Segment Operating EBITDA

The following table presents Operating EBITDA for Entertainment:

Entertainment Operating EBITDA	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands except percentages	2026	2025	$	%	2026	2025	$	%
Entertainment revenue(a)	$19,932	$22,523	$(2,591)	(12)%	$44,253	$46,850	$(2,597)	(6)%
Total revenues	19,932	22,523	(2,591)	(12)%	44,253	46,850	(2,597)	(6)%
Entertainment costs(b)	(17,474)	(20,531)	3,057	15%	(40,933)	(43,019)	2,086	5%
Total operating expenses	(17,474)	(20,531)	3,057	15%	(40,933)	(43,019)	2,086	5%
Operating EBITDA	$2,458	$1,992	$466	23%	$3,320	$3,831	$(511)	(13)%
(a)	Entertainment revenue includes amounts related to intercompany transactions that eliminate in the Consolidated Statement of Operations.
(b)	Entertainment costs include amounts related to intercompany transactions that eliminate in the Consolidated Statement of Operations.

For the Three Months Ended September 30, 2026

Entertainment Operating EBITDA increased $0.5 million compared to the prior-year period primarily due to the following:

Entertainment Revenue

Entertainment revenue decreased $2.6 million to $19.9 million for the three months ended September 30, 2026 compared to $22.5 million in the prior-year period. This change was primarily due to a decrease in revenue from The Rooftop at Pier 17 due to less concerts than prior year, a decrease in revenues at the Aviators due to the extreme heat during the summer months and less special events held at the Las Vegas Ballpark.

Entertainment Costs

Entertainment costs decreased $3.0 million to $17.5 million for the three months ended September 30, 2026 compared to $20.5 million in the prior-year period. This change was primarily due to a decrease in operating costs at The Rooftop at Pier 17 due to less concerts and decreased operating costs at the Aviators due to less private events than the prior year and cost savings initiatives.

For the Nine Months Ended September 30, 2026

Entertainment Operating EBITDA decreased $0.5 million compared to the prior-year period primarily due to the following:

Entertainment Revenue

Entertainment revenue decreased $2.6 million to $44.3 million for the nine months ended September 30, 2026 compared to $46.9 million in the prior-year period primarily due to a decrease in revenue from The Rooftop at Pier 17 due to less concerts than prior year, and a decrease in revenues at the Aviators due to the extreme heat during the summer months and less special events held at the Las Vegas Ballpark.

Entertainment Costs

Entertainment costs decreased $2.1 million to $40.9 million for the nine months ended September 30, 2026 compared to $43.0 million in the prior-year period. This change was primarily due to a decrease in operating costs at The Rooftop at Pier 17 due to less concerts and decreased operating costs at the Aviators due to less private events than the prior-year period.

Landlord Operations

Segment Operating EBITDA

The following table presents Operating EBITDA for Landlord Operations:

	Three Months Ended				Nine Months Ended
Landlord Operations Operating EBITDA	September 30,		Change		September 30,		Change
in thousands except percentages	2026	2025	$	%	2026	2025	$	%
Rental revenue(a)	$5,824	$8,487	$(2,663)	(31)%	$19,463	$26,238	$(6,775)	(26)%
Other revenue	547	532	15	3%	1,281	1,352	(71)	(5)%
Total revenues	6,371	9,019	(2,648)	(29)%	20,744	27,590	(6,846)	(25)%
Operating costs(b)	(7,098)	(7,510)	412	5%	(21,030)	(23,328)	2,298	10%
Total operating expenses	(7,098)	(7,510)	412	5%	(21,030)	(23,328)	2,298	10%
Operating EBITDA	$(727)	$1,509	$(2,236)	(148)%	$(286)	$4,262	$(4,548)	(107)%
(a)	Rental revenue includes amounts related to intercompany leases that eliminate in the Consolidated Statement of Operations.
(b)	Operating costs include amounts related to intercompany transactions that eliminate in the Consolidated Statement of Operations.

For the Three Months Ended September 30, 2026

Landlord Operations Operating EBITDA decreased $2.2 million compared to the prior-year period primarily due to the following:

Rental Revenue

Rental revenue decreased $2.7 million to $5.8 million for the three months ended September 30, 2026, compared to $8.5 million in the prior-year period. This change was primarily driven by a decrease due to the closure of the Tin Building by Jean-Georges in February 2026, which reduced intercompany rental revenue, and Pier 17 lease terminations in the prior year, partially offset by new rent commencements in the current year at the Tin Building and Pier 17.

Other Revenue

Other revenue remained unchanged at $0.5 million.

Operating Costs

Operating costs decreased $0.4 million to $7.1 million for the three months ended September 30, 2026, compared to $7.5 million in the prior year period. This change was due to decreases in landlord specific operating costs period over period.

For the Nine Months Ended September 30, 2026

Landlord Operations Operating EBITDA decreased $4.5 million compared to the prior-year period primarily due to the following:

Rental Revenue

Rental revenue decreased $6.8 million to $19.4 million for the nine months ended September 30, 2026, compared to $26.2 million in the prior-year period. This change was primarily driven by a decrease due to the closure of the Tin Building by Jean-Georges in February 2026, which reduced intercompany rental revenue, and Pier 17 lease terminations in the prior year, partially offset by current period lease termination income and accelerated rents associated with one lease in addition to new lease commencements at the Tin Building and Pier 17.

Other Revenue

Other revenue remained unchanged at $1.3 million.

Operating Costs

Operating costs decreased $2.3 million to $21.0 million for the nine months ended September 30, 2026, compared to $23.3 million in the prior year period. This change was due to decreases in marketing, maintenance, insurance, charitable contributions and other landlord specific costs period over period.

Liquidity and Capital Resources

As of September 30, 2026 and December 31, 2025, our cash and cash equivalents were $105.5 million and $77.8 million, respectively. As of September 30, 2026 and December 31, 2025, our restricted cash was $4.8 million and $9.6 million, respectively. Restricted cash is segregated in escrow accounts related to payment of principal and interest on the Company’s outstanding mortgages payable as well as the escrow funds related to post-closing obligations related to the sale of 250 Water Street.

As of September 30, 2026 and December 31, 2025, we had third-party mortgages payable of $38.1 million and $100.4 million, respectively. These balances included mortgages payable related to our 250 Water Street development asset, a variable-rate mortgage which required monthly installments of only interest, and the Las Vegas Ballpark, a fixed-rate mortgage which requires semi-annual installments of principal and interest. In February 2026, the Company paid off the mortgage loan on 250 Water Street in conjunction with the sale of the property. As of September 30, 2026 and December 31, 2025, the Company’s secured mortgage loans did not have any undrawn lender commitment available to be drawn for property development. See Note 4 – Mortgages Payable, Net in the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report for additional information.

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

Cash Flows

The following table sets forth a summary of our cash flows:

	Nine Months Ended September 30,
in thousands	2026	2025
Cash used in operating activities	$(20,919)	$(26,560)
Cash provided by (used in) investing activities	108,532	(21,072)
Cash used in financing activities	(64,695)	(3,413)

Operating Activities

Cash used in operating activities decreased $5.7 million to $20.9 million in the nine months ended September 30, 2026, compared to $26.6 million in the prior-year period. The decrease primarily relates to changes in cash used in operating activities in each of our segments and decreased general and administrative expenses.

Investing Activities

Cash provided by investing activities increased $129.6 million to $108.5 million in the nine months ended September 30, 2026, compared to $21.1 million of cash used in investing activities in the prior-year period. The increase in cash provided by investing activities was primarily related to proceeds from the sale of 250 Water Street and 85 South Street.

Financing Activities

Cash used in financing activities increased $61.3 million to $64.7 million in the nine months ended September 30, 2026, compared to $3.4 million in the prior-year period, primarily due to the payment of the mortgage loan on 250 Water Street.

Contractual Obligations

We have material contractual obligations that arise in the normal course of business.

We have an outstanding mortgage payable related to the Las Vegas Ballpark, which is collateralized by the Las Vegas Ballpark. A summary of our mortgages payable as of September 30, 2026 and December 31, 2025 can be found in Note 4 – Mortgages Payable, Net in the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense was $1.8 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $5.3 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively. The amortization of straight‑line rents included in the contractual rent amount was $0.5 million during each of the three months ended September 30, 2026 and 2025, and $1.6 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively. A summary of our lease obligations as of September 30, 2026 and December 31, 2025, can be found in Note 9 – Leases in the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report.

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

Variable Interest Entities

Methodology

Our Unaudited Consolidated Financial Statements include all of our accounts, including our majority owned and controlled subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. If the Company determined it was not the primary beneficiary of a VIE during the three and nine months ended September 30, 2026 and 2025, the Company did not consolidate the VIE in which it holds a variable interest.

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

Judgments and Uncertainties

The capitalization of development costs requires judgment, and can directly and materially impact our results of operations because, for example, (i) if we do not capitalize costs that should be capitalized, then our operating expenses would be overstated during the development period, and the subsequent depreciation of the developed real estate would be understated, or (ii) if we capitalize costs that should not be capitalized, then our operating expenses would be understated

during the development period, and the subsequent depreciation of the real estate would be overstated. For the nine months ended September 30, 2025, we capitalized development costs of $6.5 million. We did not capitalize any development costs for the nine months ended September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

With respect to our fixed-rate mortgage payable, increases in interest rates could make it more difficult to refinance such debt when it becomes due. As of September 30, 2026, the weighted average interest rate on the $38.1 million of fixed-rate indebtedness outstanding was 4.92% per annum, with principal paydowns at various dates through December 15, 2038.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently and expect from time to time in the future to be involved in legal proceedings that arise in the ordinary course of our business. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. The results of any current or future litigation cannot be predicted with certainty; however, as of September 30, 2026, we believe there were no pending lawsuits or claims against us that, individually or in the aggregate, could have a material adverse effect on our business, results of operations or financial condition. For more information, see Note 6 - Commitments and Contingencies in the Unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the nine months ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(c) of Regulation S-K.

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

4.1

Investor Rights Agreement, dated October 17, 2024, by and among the Company, Pershing Square Holdings, Ltd., Pershing Square, L.P. and Pershing Square International, Ltd. and any other parties that may from time to time become parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on October 18, 2024)

10.1*†(+)

Second Amended and Restated Employment Agreement by and between the Company and Matthew Partridge, dated as of July 29, 2026 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company on August 5, 2026)

10.2*†(+)

Amended and Restated Employment Agreement by and between the Company and Lenah Elaiwat, dated as of July 29, 2026 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company on August 5, 2026)

10.3*†(+)

Amended and Restated Employment Agreement by and between the Company and Rebecca Sachs, dated as of July 29, 2026 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Company on August 5, 2026)

10.4*†	Seaport Entertainment Group Inc. Amended and Restated 2024 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Company on August 5, 2026)

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

Date: November 4, 2026

SEAPORT ENTERTAINMENT GROUP INC.

By:	/s/ Lenah J. Elaiwat
Name:	Lenah J. Elaiwat
Title:	Chief Financial Officer & Treasurer (Principal Accounting Officer and Principal Financial Officer)